Form 10QSB
period 1996-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 1996-07-15
CIK 935496

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C. 20549


                                  Form 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended May 31, 1996

                        Commission File Number 0-25758



                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                     (Exact name of small business issuer
                         as specified in its charter)


              DELAWARE                              73-1293914
     (State or other jurisdiction               (I.R.S.  Employer
      of incorporation)                          Identification No.)



                               205 Kings Highway
                              Brooklyn, NY 11223
                   (Address of principal executive offices)


                                (718) 234-0404
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 12, 1996 there were 5,953,289 shares of common stock outstanding.

                      Multi-Media Tutorial Services, Inc.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                     PAGE NO.
PART I.

ITEM 1.   Financial information

     Consolidated balance sheet as of May 31, 1996                     3

     Consolidated statements of operations for the
        three months ended May 31, 1996 and 1995                       4

     Consolidated statement of stockholders' equity
         for the three months ended May 31, 1996                       5

     Consolidated statements of cash flows for the
         three months ended May 31, 1996 and 1995                      6

     Notes to consolidated financial statements                       7-8


ITEM 2.   Management's discussion and analysis of the financial
              condition and results of operations                     8-10


PART II.

     Other information                                                11

     Signature                                                        12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 MAY 31, 1996

                                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                           $57,789
    Restricted short-term investments                   275,000
    Accounts receivable, net of allowance
      of $1,000,000                                   1,694,142
    Note receivable                                      26,250
    Inventories                                         206,854
    Deferred advertising expense                        201,009
    Prepaid expenses and other current assets           335,767
                                                     ----------
                                                      2,796,811

PROPERTY AND EQUIPMENT, NET                             425,900
INTANGIBLE ASSETS, NET                                  477,597
NOTE RECEIVABLE                                         180,000
OTHER ASSETS                                             17,420
                                                     ----------
                                                     $3,897,728
                                                     ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses            $1,135,066
    Accrued product returns                              80,000
    Current maturities of long-term debt (Note 2)       390,717
                                                     ----------
                                                      1,605,783
                                                     ----------
LONG-TERM DEBT (Note 3)                                 500,000

STOCKHOLDERS' EQUITY (Notes 2 and 3)
    Common stock $.01 par value, 20,000,000
      shares authorized; 5,953,289 issued and
      outstanding                                        59,533
    Preferred stock, $.01 par value, 1,000,000
      shares authorized; -0- issued and outstanding          --
    Additional paid-in capital                        8,316,328
    Deficit                                          (6,583,916)
                                                     ----------
                                                      1,791,945
                                                     ----------
                                                     $3,897,728
                                                     ==========

                See notes to consolidated financial statements.

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED


                                               THREE MONTHS ENDED MAY 31,
                                                1996                1995
                                                ----                ----
NET SALES
                                             $2,595,988          $1,844,311

COST OF GOODS SOLD                              241,034             264,991
                                             ----------          ----------

GROSS PROFIT                                  2,354,954           1,579,320
                                             ----------          ----------

 COST  AND EXPENSES
    Selling and marketing                     2,044,087           1,972,380
    General and administrative                  281,087             410,361
    Interest expense                             18,491              39,528
    Other (income) expense, net                 (17,095)            (20,092)
                                             ----------          ----------

TOTAL COST AND EXPENSES                       2,326,570           2,402,177
                                             ----------          ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS         28,384            (822,857)

DISCONTINUED OPERATIONS                              --            (100,999)
                                             ----------          ----------

NET INCOME (LOSS)                               $28,384           $(923,856)
                                             ==========          ==========

INCOME (LOSS) PER SHARE: (Note 4)
    PRIMARY EARNINGS PER SHARE
    Continuing operations                          $.01               $(.20)
    Discontinued Operations                          --                (.03)
                                             ----------          ----------
    Net income (loss)                              $.01               $(.23)
                                             ==========          ==========
    Weighted average number of
      common shares outstanding               5,160,774           3,975,069
                                             ==========          ==========

    FULLY DILUTED EARNINGS PER SHARE
    Continuing operations                          $.01               $(.20)
    Discontinued Operations                          --                (.03)
                                             ----------          ----------
    Net income (loss)                              $.01               $(.23)
                                             ==========          ==========
    Weighted average number of

      common shares outstanding               5,319,661           3,975,069
                                             ==========          ==========

                See notes to consolidated financial statements.

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

          CONSOLIDATED STAT\EMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                                              Common Stock            Preferred Stock
                                            20,000,000 Shares        1,000,000 Shares
                                              $01 Par Value           $.01 Par Value      Additional
                                            ------------------        ---------------       Paid-in
                                            Shares       Value        Shares    Value       Capital        Deficit         Total
                                            ------       -----        ------    -----       -------        -------         -----
Balance at February 29, 1996              4,848,060     $48,481           --      --       $8,127,946    $(6,612,300)    $1,564,127

Conversion of debt for stock (Note 2)
                                            194,239       1,942                               203,286                       205,228

Issuance of stock in escrow (Note 3)
                                            909,090       9,091                                (9,091)                           --

Other                                         1,900          19                                (5,813)                       (5,794)

Net income                                                                                                    25,384         25,384
                                          ---------     -------        -----   -----       ----------    -----------     ----------

Balance at May 31, 1996                   5,953,289     $59,533           --      --       $8,316,328    $(6,583,916)    $1,791,945
                                          =========     =======        =====   =====       ==========    ===========     ==========

                See notes to consolidated financial statements.

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                          THREE MONTHS ENDED MAY 31,

                                                           1996         1995
                                                           ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $28,384     $(923,856)
                                                         ---------   ----------
  Adjustments to reconcile net income (loss)
    from continuing operations to cash used in
    operating activities:
     Provision for returns and allowances                 (200,000)    (357,000)
     Depreciation and amortization                          67,767       37,529
     Non-cash compensation                                   3,206           --
     Loss on debt conversion                                 6,435           --
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                            (399,890)      67,663
           Inventories                                     (28,687)     (19,201)
           Deferred advertising                            188,491           --
           Prepaid expenses and other current assets       (61,408)    (131,948)
           Other assets                                     (3,115)      (9,099)
         (Decrease) in liabilities:
           Accounts payable and accrued expenses          (30, 324)    (383,247)
                                                           -------   ----------
     Total adjustments                                    (457,525)    (795,303)
                                                           -------   ----------
     Net cash used in operating activities from
       continuing operations                              (429,141)  (1,719,159)
     Net cash used in operating activities from
       discontinued operations                                  --      (60,978)
                                                           -------   ----------
     Net cash used in operating activities                (429,141)  (1,780,137)
                                                           -------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (17,023)    (198,370)
  Increase in intangibles                                  (17,435)     (27,102)
                                                           -------   ----------
     Net cash used in investing activities                 (34,458)    (225,472)
                                                           -------   ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from debt                                   440,000           --
  Proceeds from collection of note receivable                5,833           --
  Deferred offering costs                                       --      341,502
  Repayment of notes payable - bank                             --      (70,223)
  Repayment of notes payable and long-term debt            (14,500)  (1,410,800)
  Repayment of stockholder loans                                --     (153,348)
  Net proceeds from stock offering                              --    5,870,413
  Other                                                     (9,000)          --
                                                           -------   ----------

     Net cash provided by financing activities             422,333    4,577,544
                                                           -------   ----------

Net (decrease) increase in cash and cash equivalents       (41,266)   2,571,935
Cash and cash equivalents at beginning of period            99,055      230,237
                                                           -------   ----------
Cash and cash equivalents at end of period                 $57,789   $2,802,172
                                                           =======   ==========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
  Interest paid                                            $60,906   $   93,233
                                                           =======   ==========
  Income taxes paid                                        $   300   $   11,420
                                                           =======   ==========


In March 1996, the Company issued Common Stock valued at $3,206 as a bonus. In April 1996, the Company issued a note for a payable of $45,000. In May 1996, the Company converted $198,792 of notes payable into common stock.


               See notes to consolidated financial statements.

                     MULTI-MEDIA TUTORIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED MAY 31, 1996 AND 1995 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended May 31, 1996.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of February 29, 1996.

     Principles of consolidation: The Company's consolidated financial statements include the accounts of the Multi-Media Tutorial Services, Inc. ("MMTS) and its wholly-owned subsidiary, Video Tutorial Services, Inc. ("VTS"). All intercompany balances and transactions have been eliminated.

     Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the classification used in 1996.

2.   Conversion of debt for equity:

     During May 1996, the Company negotiated agreements with certain of its noteholders to modify the terms of their notes. These agreements were concluded in June 1996. As a result of these agreements, $198,792 of principal and accrued interest was converted into 194,239 restricted shares of common stock and warrants to purchase an additional 210,516 restricted shares of common stock at $1.50 per share. This transaction resulted in a loss of approximately $6,400 based upon the then current market price of the Company's common stock. In addition, the maturity date of approximately $330,000 of principal and accrued interest was extended to November 30, 1996. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 restricted shares of common stock at $1.50 per share. The interest rate on the extended notes increased to 9% effective April 1, 1996. Interest was paid in July 1996 and a final interest payment will be made at maturity. In addition, the Company agreed to reduce the exercise price of the warrants issued in November 1995 from $2.50 to $1.50. These warrants expire November 6, 2005.

3.   Convertible debt financing:

     In April 1996, the Company received gross proceeds of $500,000 from the sale of convertible notes. The notes bear interest at 10% per annum and are due on December 31, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (I) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted at December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders.

     In connection with this financing the Company paid to financial advisors fees consisting of $60,000 cash and warrants to purchase 50,000 shares of common stock at an exercise price, as amended, of $1.50 per share, exercisable through April 17, 2000.

4.   Income (loss) per share:

     For both primary and fully diluted purposes, per share amounts in 1996 were computed using the modified treasury stock method. Under this method, the weighted average number of common stock and common equivalent shares is based on the weighted average number of actual common shares outstanding during the period, the assumed exercise of all options and warrants, the use of proceeds of such assumed exercise to acquire 20% of the outstanding common stock and the use of the remaining proceeds to retire Company debt and the balance invested in U.S. Government securities. The effect of the modified treasury stock method was to increase income from operations by approximately $29,000 and $32,000 for purposes of the primary and fully diluted per share computation, respectively.

     Loss per share amounts for 1995 were computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

     As noted in Note 3, the Company issued 909,090 of its Common Stock and placed these shares into and escrow account for the benefit of the noteholders. Since the noteholders do not have any rights or benefits accorded to a shareholder, these shares are being considered as treasury stock , and are not included in the weighted average number of shares calculation for the current period. These shares are included in the computation of fully diluted income per share.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

     Results of Operations: Three months ended May 31, 1996 and 1995

     Net sales for the three months ended May 31, 1996 (the "1996 Period") were

     $2,595,988 compared to $1,844,311 in the three months ended May 31, 1995 (the "1995 Period"). The increase of $751,677 or 40.8% is primarily attributable to increased sales of the Company's "Math Made Easy" videotapes, the Company's main product , to both new and repeat customers and to an increase in sales of the Company's "Reading Is Easy" product line. The increase in sales is partially the result of the introduction of the Company's installment sales program in November 1995.

     Gross profit was $2,354,954 in the 1996 Period compared to $1,579,320 in the 1995 Period, primarily as a result of higher sales volume. Gross profit margins were 90.7% and 85.6% for the 1996 and 1995 Periods, respectively, mainly due to a decrease in purchases of third party videos and reduced video duplication costs.

     Selling and marketing expenses were $2,044,087 or 78.7% of net sales for the 1996 Period compared to $1,972,380 or 106.9% of net sales for the 1995 Period. This decline in selling and marketing expenses as a percentage of net sales was due to an increase in sales volume, while advertising expensed declined as a percentage of net sales.

     General and administrative expenses were $281,087 or 10.8% of net sales in the 1996 Period compared to $410,361 or 22.3% of net sales in the 1995 Period. The 31.5% decrease was due principally due to the decrease in consulting fees incurred by the Company in the quarter. The 1995 period included certain expenses incurred in conjunction with the Company's initial public offering in April 1995.

     Interest expense declined to $18,491 in the 1996 Period compared to $39,528 in the 1995 Period as a result of the lower debt balance in the current period.

     Net income was $28,384 or 1.1% of net sales in the 1996 Period compared to a loss of $923,856 or (50.1%) in the 1995 Period. Net loss for the 1995 Period included a loss from discontinued operations of $100,999. Net income per share was $.01 in the 1996 Period as compared to a net loss of $.23, for the 1995 Period, which included a loss of $.03 from discontinued operations, after effecting a 29.8% increase in the weighted average number of common shares outstanding.

     Liquidity and Capital Resources

     Working capital at May 31,1996 was $1,191,028 compared to a working capital deficit of $433,016 at February 29, 1996. The increase in working capital was principally attributable to increase in net accounts receivable resulting from the increase in installment sales and reduction of debt resulting from the conversion of certain debt to equity. The Company's cash and short-term investments decreased to $332,789 at May 31, 1996 from $374,055 at February 29, 1996. Both dates included $275,000 in restricted short-term investments.

     Net cash used in operations in the 1996 Period was $429,141 compared to $1,780,137 in the 1995 Period, principally due to the net income in the 1996 Period as compared to a net loss in the 1995 Period and the decrease in accounts payable and accrued expenses.

     Net cash used in investing activities in the 1996 Period was $34,458 compared to $225,472 in the 1995 Period, which included the purchase of a new telephone system for the telemarketing operations.

     Net cash provided by financing activities in the 1996 Period was $422,333, which was primarily due to the net proceeds from the sale of convertible notes, compared to $4,577,544 in the 1995 Period, which included the net proceeds raised from the initial public offering.

     In April 1996, the Company and several investors entered into a private placement $500,000 of Convertible 10% Notes due December 31, 1997. Under terms of the notes, the noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (I) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted at December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company placed
     909.090 shares of common stock into escrow for the benefit of the noteholders. In connection with this financing the Company paid to financial advisors fees consisting of $60,000 cash and warrants to purchase 50,000 shares of common stock at an exercise price, as amended, of $1.50 per share, exercisable through April 17, 2000.

     During May 1996, the Company negotiated agreements with certain of its noteholders to modify the terms of their notes. These agreements were concluded in June 1996. As a result of these agreements, $198,792 of principal and accrued interest was converted into 194,239 restricted shares of common stock and warrants to purchase an additional 210,516 restricted shares of common stock at $1.50 per share. This transaction resulted in a loss of approximately $6,400. In addition, the maturity date of approximately $330,000 of principal and accrued interest was extended to November 30, 1996. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 restricted shares of common stock at $1.50 per share. The interest rate on the extended notes increased to 9% effective April 1, 1996. Interest was paid in July 1996 and a final interest payment will be made at maturity. In addition, the Company agreed to reduce the exercise price of the warrants issued in November 1995 from $2.50 to $1.50. These warrants expire November 6, 2005.

     The Company has instituted new policies and procedures for its installment sales program. As a result of this new initiative, the Company has experienced an improvement in its cash collections. There can be no assurance that this improvement will continue in the future.

     The Company's math and reading videotape business is highly seasonal. Demand for these products tends to peak during the first and fourth calendar quarters when school is in session. The Company has entered into certain ventures, which may reduce the impact of seasonality on the Company's business.

     The Company continues to meet its working capital requirements through internally generated funds. However, as the Company enters its traditionally slower season, there may not be sufficient funds available for product development and expansion. In order to meet the future cash requirements, the Company is negotiating with third parties to provide additional sources of financing. There can be no assurance that these negotiations will be successful nor that it will continue to be able to fund internally its working capital requirements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 10, 1995 the Company commenced an action in the District Court for the Eastern District of New York for recovery of compensatory damages in the amount of $1,200,000 and punitive damages in the amount of $25,000,000 from MCI, the Company's then long distance carrier. The Company's suit was based upon damages resulting from MCI's failure to provide agreed upon services and fraud.

     On or about August 17, 1995 MCI commenced an arbitration proceeding against the Company to recover an alleged $70,000 for unpaid telephone usage charges. On or about September 11, 1995, MCI commenced additional arbitration proceedings to recover an alleged $350,000 for the Company's early termination of the agreement between the Company and MCI. The two arbitration proceedings were subsequently consolidated.

     The Company has moved to stay the arbitration commenced by MCI pending completion of the court proceedings. MCI has moved to dismiss the Company's complaint. Both motions are presently awaiting the decision of the District Court.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults on Senior Securities

                  None

Item 4.  Submission to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      None
                  (b)      None

                                   SIGNATURE

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Multi-Media Tutorial Services, Inc.
     (Registrant)




Date: July  12, 1996                        BY:  /s/ Robert Selevan
                                                 -------------------
                                                 Robert Selevan
                                                 Chief Financial Officer
                                                 Principal Accounting Officer