Form 10QSB
period 1996-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 1996-10-15
CIK 935496

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington. D.C. 20549


                              Form 10-QSB


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended August 31, 1996

                    Commission File Number 0-25758


                  MULTI-MEDIA TUTORIAL SERVICES, INC.
                 (Exact name of small business issuer
                     as specified in its charter)


              DELAWARE                                 73-1293914
     (State or other jurisdiction                   (I.R.S.  Employer
      or incorporation)                             Identification No.)



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


State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 7, 1996 there were 6,141,289 shares of common stock outstanding.

                  Multi-Media Tutorial Services, Inc.


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE NO.
PART I.

ITEM 1.   Financial information

     Consolidated balance sheet as of August 31, 1996                       3

     Consolidated statements of operations for the
        three months ended August 31, 1996 and 1995, and                  4-5
        the six months ended August 31, 1996 and 1995

     Consolidated statements of cash flows for the
         six months ended August 31, 1996 and 1995                          6

     Notes to consolidated financial statements                           7-8


ITEM 2.   Management's discussion and analysis of the
          financial condition and results of operations                   8-11


PART II.

     Other information                                                      12

  Signature                                                                 13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                                AUGUST 31, 1996


                                                  ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $  135,606
    Restricted short-term investments                             275,000
    Accounts receivable, net of allowance of $1,305,000         1,402,735
    Note receivable                                                26,250
    Inventories                                                   163,257
    Deferred advertising expense                                  150,138
    Prepaid expenses and other current assets                     300,266
                                                              -----------
                                                                2,453,252

PROPERTY AND EQUIPMENT, NET                                       681,259
INTANGIBLE ASSETS, NET                                            463,617
NOTE RECEIVABLE                                                   180,000
OTHER ASSETS                                                       21,420
                                                              -----------
                                                               $3,799,548
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                      $1,505,037
    Current Portion capital lease obligations                     150,850
    Current maturities of long-term debt (Note 2)                 322,917
                                                              -----------
                                                                1,978,804
                                                              -----------

Long-term portion of capital lease obligations                    108,436
LONG-TERM DEBT (Note 3)                                           407,072

STOCKHOLDERS' EQUITY (Notes 2 and 3)
    Common stock $.01 par value, 20,000,000 shares
      authorized; 6,141,289 issued and outstanding                 61,414
    Preferred stock, $.01 par value, 1,000,000 shares
      authorized; -0- issued and outstanding                           --
    Additional paid-in capital                                  8,571,188
    Deficit                                                    (7,327,366)
                                                              -----------
                                                                1,305,236

                                                              -----------
                                                              $ 3,799,548
                                                              ===========

           See notes to consolidated financial statements.

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                   THREE MONTHS ENDED AUGUST 31,
                                                           1996       1995
                                                           ----       ----

NET SALES                                               $1,633,231  $1,841,701

COST OF GOODS SOLD                                         206,716     256,612
                                                        ----------  ----------

GROSS PROFIT                                             1,426,515   1,585,089
                                                        ----------  ----------

COSTS AND EXPENSES
    Selling and marketing                                1,688,734   2,144,564
    General and administrative                             458,438     433,494
    Interest expense                                        30,863      12,987
    Other (income) expense, net                             (8,070)    (34,817)
                                                        ----------  ----------

TOTAL COSTS AND EXPENSES                                 2,169,965   2,556,228
                                                        ----------  ----------

(LOSS) FROM CONTINUING OPERATIONS                         (743,450)   (971,139)

DISCONTINUED OPERATIONS                                                 (5,720)
                                                        ----------  ----------

NET (LOSS)                                               $(743,450)  $(976,859)
                                                        ==========  ==========

(LOSS) PER SHARE: (Note 4)

    Continuing operations                                    $(.14)      $(.21)
    Discontinued operations                                     --        (.00)
                                                        ----------  ----------
    Net (loss)                                               $(.14)      $(.21)
                                                        ==========  ==========
    Weighted average number of common shares
      outstanding                                        5,140,181   4,618,750
                                                        ==========  ==========


                See notes to consolidated financial statements.

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                               SIX MONTHS ENDED AUGUST 31,
                                                 1996              1995
                                                 ----              ----
NET SALES                                     $4,229,219       $3,686,002
COST OF GOODS SOLD                               447,749          521,600
                                              ----------       ----------

GROSS PROFIT                                   3,781,470        3,164,402
                                              ----------       ----------

COSTS AND EXPENSES
    Selling and marketing                      3,732,822        4,202,780
    General and administrative                   739,525          770,071
    Interest expense                              49,354           52,515
    Other (income) expense, net                  (25,165)         (66,968)
                                              ----------       ----------

TOTAL COSTS AND EXPENSES                       4,496,536        4,958,398
                                              ----------       ----------

(LOSS) FROM CONTINUING OPERATIONS               (715,066)      (1,793,996)

DISCONTINUED OPERATIONS                                          (106,719)
                                              ----------       ----------

NET (LOSS)                                     $(715,066)     $(1,900,715)
                                              ==========       ==========

(LOSS) PER SHARE: (Note 4)

    Continuing operations                          $(.13)           $(.42)
    Discontinued operations                           --             (.02)
                                              ----------       ----------
    Net (loss)                                     $(.13)           $(.44)
                                              ==========       ==========
    Weighted average number of common
      shares outstanding                       4,995,070        4,296,910
                                              ==========       ==========

                See notes to consolidated financial statements.

          MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                      SIX MONTHS ENDED AUGUST 31,

                                                               1996                  1995
                                                               ----                  ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)                                                   $(715,066)            $(1,900,715)
                                                               ---------             -----------
  Adjustment for discontinued operations                                                 106,719
  Adjustments to reconcile net (loss) from continuing
    operations to cash used in operating activities:
     Depreciation and amortization                               151,691                  93,715
     Non-cash compensation and services                            9,483
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                  (308,483)               (415,044)
           Inventories                                            14,910                 (44,443)
           Deferred advertising                                  239,362
           Prepaid expenses and other current assets              31,973                (176,178)
           Other Assets                                           (7,115)                 (1,215)
         (Decrease) in liabilities:
           Accounts payable and accrued expenses                 204,993                (420,410)
                                                               ---------             -----------
     Total adjustments                                           336,814                (856,856)
                                                               ---------             -----------
     Net cash used in operating activities from
     continuing operations                                      (378,252)             (2,757,571)
                                                               ---------             -----------
     Net cash used in operating activities from
     discontinued operations                                                            (292,511)
                                                               ---------             -----------
     Net cash used in operating activities                      (378,252)             (3,050,082)
                                                               ---------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (49,933)               (300,937)
  Increase in intangibles                                        (36,057)               (102,952)
                                                               ---------             -----------
     Net cash used in investing activities                       (85,990)               (403,889)
                                                               ---------             -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Deferred offering costs                                                                341,502
  Net proceeds from debt                                         440,000
  Proceeds from collection of note receivable                      5,833
  Net proceeds of notes payable                                  101,704
  Repayment of capital lease obligations                         (14,485)
  Repayment of notes payable - bank                                                      (70,223)

  Repayment of notes payable and long-term debt                                       (1,381,061)
  Repayment of stockholder loans                                                        (155,819)
  Net proceeds from stock issuance                                 2,091               5,869,034
  Repayment of Notes Payable                                     (34,350)
                                                               ---------             -----------
     Net cash provided by financing activities                   500,793               4,603,433
                                                               ---------             -----------

Net (decrease) increase in cash and cash equivalents              36,551               1,149,462
Cash and cash equivalents at beginning of period                  99,055                 230,237
                                                               ---------             -----------
Cash and cash equivalents at end of period                     $ 135,606             $ 1,379,699
                                                               =========             ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
  Interest paid                                                $  16,073             $    93,231
                                                               =========             ===========
  Income taxes paid                                            $     -0-             $     9,825
                                                               =========             ===========


In August 1996, the Company issued Common Stock valued at $82,000 as compensation. In April 1996, the Company issued a note for a payable of $45,000. During the six months ended August 31, 1996, the Company converted $368,878 of accounts and notes payable and convertible debt into common stock.


                See notes to consolidated financial statements.

                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIX MONTHS ENDED AUGUST 31, 1996 AND 1995 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended August 31, 1996.

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

     Principles of consolidation: The Company's consolidated financial statements include the accounts of the Multi-Media
     Tutorial Services, Inc. ("MMTS) and its wholly-owned subsidiary, Video Tutorial Service, Inc. ("VTS"). All intercompany balances and transactions have been eliminated.

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

     In addition, certain of the Company's vendors converted $70,722 of the Company's obligations into 80,000 shares of common stock.

3.   Convertible debt financing:

     In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and are due on December 31, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted at December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the six months ended August 31, 1996, $88,428.20 were converted into 112,709 shares. As a result of the conversion, 796,381 remained in escrow.

     In connection with this financing the Company paid to financial advisors fees consisting of $60,000 cash and warrants to purchase 50,000 shares of common stock at an exercise price, as amended, of $1.50 per share, exercisable through April 17, 2000.

4.   Loss per share:

     Loss per share amounts for the 1996 and 1995 periods were computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

     As noted in Note 3, the Company has placed 796,948 shares of its Common Stock into an escrow account for the benefit of the noteholders. Since the noteholders do not have any rights or benefits accorded to a shareholder, these shares are being considered as treasury stock, and are not included in the weighted average number of shares calculation for the current period.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations


     Results of Operations: Three months ended August 31, 1996 and 1995

     Net sales for the three months ended August 31, 1996 (the "1996 Period") were $1,633,231 compared to $1,841,701 in the three months ended August 31, 1995 (the "1995 Period"). The decrease of $208,470 or 11.3% is primarily attributable to reduced advertising in the 1996 Period compared to the 1995 Period. Advertising costs represented 38% of net sales in the 1996 Period as compared to 62% in the 1995 Period. The decrease in sales is also partially the result of the introduction of stricter credit criteria used prior to shipping product to non-credit card customers.

     Gross profit was $1,426,515 (87.3% of net sales) in the 1996
     Period compared to $1,585,089 (86.1% of net sales) in the 1995
     Period.

     Selling and marketing expenses were $1,688,734 or 103.3% of net sales for the 1996 Period compared to $2,144,564 or 116.4% of net sales for the 1995 Period. This decline in selling and marketing expenses as a percentage of net sales and in nominal dollars was due to better management and placement of the advertising yielding a more efficient advertising budget.

     General and administrative expenses were $458,438 or 28.1% of net sales in the 1996 Period compared to $433,494 or 23.5% of net sales in the 1995 Period. The $24,944 increase was due principally due to the building of internal infrastructure to support the increased volume that the Company exhibited over the past year.

     Interest expense increased to $30,863 in the 1996 Period compared to $12,987 in the 1995 Period as a result of the increased debt balance in the current period.

     Net loss was $743,450 in the 1996 Period compared to a loss of $976,859 in the 1995 Period. Net loss for the 1995 Period included a loss from discontinued operations of $5,720. Net loss per share was $0.14 in the 1996 Period as compared to a net loss of $.21, for the 1995 Period, which included a loss of less than $0.01 from discontinued operations, after effecting a 11.2% increase in the weighted average number of common shares outstanding.

Results of Operations: Six months ended August 31, 1996 and 1995

     Net sales for the six months ended August 31, 1996 (the "1996 Period") were $4,229,219 compared to $3,686,002 in the six months ended August 31, 1995 (the "1995 Period"). The increase of
     $543,217 or 14.7% is primarily attributable to the increased sales of the Company's "Math Made Easy" videotapes and an increase in the Company's "Reading Is Easy" product line, as a result of increased brand awareness, as well as more effective advertising. The increase was offset by reduced advertising and the implementation of stricter credit criteria used prior to shipping product to non-credit card customers.

     Gross profit was $3,781,470 (89.4% of net sales) in the 1996
     Period compared to $3,164,402 (85.8% of net sales) in the 1995
     Period.

     Selling and marketing expenses were $3,732,822 or 88.3% of net sales for the 1996 Period compared to $4,202,780 or 114.0% of net sales for the 1995 Period. This decline in selling and marketing expenses as a percentage of net sales and in nominal dollars was due to better management and placement of the advertising yielding a more efficient advertising budget.

     General and administrative expenses were $739,525 or 17.5% of net sales in the 1996 Period compared to $770,071 or 20.9% of net sales in the 1995 Period. The decrease in dollars and percentage of sales was due lower professional and consulting fees.

     Interest expense decreased to $49,354 in the 1996 Period compared to $52,515 in the 1995 Period.

     Net loss was $715,066 in the 1996 Period compared to a loss of $1,900,715 in the 1995 Period. Net loss for the 1995 Period included a loss from discontinued operations of $106,719. Net loss per share was $.13 in the 1996 Period as compared to a net loss of $.44, for the 1995 Period, which included a loss of $.02 from discontinued operations, after effecting a 16.2% increase in the weighted average number of common shares outstanding.

     Liquidity and Capital Resources

     Working capital at August 31, 1996 was $474,448 compared to working capital of $433,016 at February 29, 1996. The increase in working capital was principally attributable to increase in net accounts receivable resulting from the increase in installment sales and reduction of debt resulting from the conversion of certain debt to equity. The Company's cash and short-term investments increased to $410,606 at August 31, 1996 from $374,055 at February 29, 1996. Both dates included $275,000 in restricted short-term investments.

     Net cash used in operations from continuing operations in the 1996 Period was $378,252 compared to $2,757,571 in the 1995

     Period, due to a lower net loss in the 1996 Period as compared the 1995 Period, deferred advertising costs, a decrease in prepaid costs and an increase in accounts payable and accrued expenses.

     Net cash used in investing activities in the 1996 Period was $85,990 compared to $403,889 in the 1995 Period, which included the purchase of a new telephone system for the telemarketing operations.

     Net cash provided by financing activities in the 1996 Period was $500,793 which was primarily due to the net proceeds from the sale of convertible notes, compared to $4,603,433 in the 1995 Period, which included the net proceeds raised from the initial public offering.

     In April 1996, the Company and several investors entered into a private placement of $500,000 of Convertible, 10% Notes due December 31, 1997. Under terms of the notes, the noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted by December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. In connection with this financing the Company paid to financial advisors fees consisting of $60,000 cash and warrants to purchase 50,000 shares of common stock at an exercise price, as amended, of $1.50 per share, exercisable through April 17, 2000. As of August 31, 1996, $88,428.20 were converted into 112,709 shares. As a result of the conversion, 796,381 remained in escrow. In September 1996, an additional $157,071.80 were converted into 229,188 shares.

     During 1996, the Company negotiated agreements with certain of its noteholders to modify the terms of their notes. These agreements were concluded in June 1996. As a result of these agreements,

     $198,792 of principal and accrued interest was converted into 194,239 restricted shares of common stock and warrants to purchase an additional 210,516 restricted shares of common stock at $1.50 per share. This transaction resulted in a loss of approximately $6,400. In addition, the maturity date of approximately $330,000 of principal and accrued interest was extended to November 30, 1996. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 restricted shares of common stock at $1.50 per share. The interest rate on the extended notes increased to 9% effective April 1, 1996. Interest was paid in July 1996 and a final interest payment will be made at maturity. In addition, the Company agreed to reduce the exercise price of the warrants issued in November 1995 from $2.50 to $1.50. These warrants expire November 6, 2005.

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

     The Company continues to meet its working capital requirements through internally generated funds as well as raising debt and equity from outside sources. In order to meet the future cash requirements, the Company is negotiating with third parties to provide additional sources of financing. There can be no assurance that these negotiations will be successful nor that it will continue to be able to fund internally its working capital requirements. In this regard, the Company has arranged for a six month bridge loan that has yielded the Company in the months of September 1996 and early October 1996 approximately $850,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 1.7 million warrants exercisable at $1.50. Interest will be accruing at a rate of 8.0%. If the loan is not repaid by the 180th day, an additional warrant for each dollar not repaid, exercisable at $1.50 will be issued. If the loan is not repaid by the 210th day, the price of the warrants is reduced to $1.00.

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




     Multi-Media Tutorial Services, Inc.
     (Registrant)



                                                    Date: October 11, 1996
                                                     BY: /S/ Morris Berger
                                                             Morris Berger
                                                   Chief Executive Officer
                                              Principal Accounting Officer