Form 10QSB
period 1996-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 1997-01-22
CIK 935496

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of January 14, 1997 there were 6,160,679 shares of common stock outstanding.

                      Multi-Media Tutorial Services, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE NO.

PART I.

ITEM 1.   Financial information

     Consolidated balance sheet as of November 30, 1996                   3

     Consolidated statements of operations for the
        three months ended November 30, 1996 and 1995, and               4-5
        the nine months ended November 30, 1996 and 1995

     Consolidated statements of cash flows for the
         nine months ended November 30, 1996 and 1995                     6

     Notes to consolidated financial statements                          7-8

ITEM 2.   Management's discussion and analysis of the
          financial condition and results of operations                  8-11

PART II.

     Other information                                                    12

     Signature                                                            13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements



               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                               NOVEMBER 30, 1996



                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                     $   437,471
    Restricted short-term investments                                 200,000
    Accounts receivable, net of allowance of $1,539,953             1,504,205
    Note receivable                                                    26,250
    Inventories                                                       259,833
    Deferred advertising expense                                      290,628
    Prepaid expenses and other current assets                         238,858
                                                                  -----------
                                                                    2,957,245

PROPERTY AND EQUIPMENT, NET                                           686,572
INTANGIBLE ASSETS, NET                                                464,431
NOTE RECEIVABLE                                                       180,000
OTHER ASSETS                                                           21,420
                                                                  -----------
                                                                  $ 4,309,668
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $ 1,359,899
    Current Portion capital lease obligations                         132,447
    Current maturities of long-term debt (Note 2)                   1,000,000
                                                                  -----------
                                                                    2,492,346
                                                                  -----------

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                        102,102
LONG-TERM DEBT (Note 3)                                               250,000

STOCKHOLDERS' EQUITY (Notes 2 and 3)
    Common stock $.01 par value, 20,000,000 shares
      authorized; 6,160,679 issued and outstanding                     61,607

    Preferred stock, $.01 par value, 1,000,000 shares
      authorized; 15 issued and outstanding                                 1
    Additional paid-in capital                                      9,354,029
    Deficit                                                        (7,950,417)
                                                                  -----------
                                                                    1,465,220
                                                                  -----------
                                                                  $ 4,309,668
                                                                  ===========

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                      THREE MONTHS ENDED NOVEMBER 30,
                                                         1996                1995
                                                     -----------         -----------
NET SALES                                            $ 1,500,612         $ 2,805,827

COST OF GOODS SOLD                                       161,602             358,427
                                                     -----------         -----------

GROSS PROFIT                                           1,339,010           2,447,400
                                                     -----------         -----------

COSTS AND EXPENSES

    Selling and marketing                              1,484,494           1,932,585
    General and administrative                           449,529             442,716
    Interest expense                                      32,282              29,475
    Other (income) expense, net                           (4,243)            (13,297)
                                                     -----------         -----------

TOTAL COSTS AND EXPENSES                               1,962,062           2,391,479
                                                     -----------         -----------

INCOME/(LOSS) FROM CONTINUING OPERATIONS                (623,052)             55,921

DISCONTINUED OPERATIONS                                       --             127,455
                                                     -----------         -----------

NET INCOME/(LOSS)                                    $  (623,052)        $   183,376
                                                     ===========         ===========
INCOME/(LOSS) PER SHARE: (Note 4)

    Continuing operations                            $      (.10)        $       .01
    Discontinued operations                                   --                 .03
                                                     -----------         -----------
    Net (loss)                                       $      (.10)        $       .04
                                                     ===========         ===========
    Weighted average number of  common shares
      outstanding                                      6,113,704           4,621,182
                                                     ===========         ===========

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                          NINE MONTHS ENDED NOVEMBER 30,
                                             1996                1995
                                         -----------         -----------
NET SALES                                $ 5,729,831         $ 6,491,840

COST OF GOODS SOLD                           609,351             880,030
                                         -----------         -----------

GROSS PROFIT                               5,120,480           5,611,810
                                         -----------         -----------

COSTS AND EXPENSES
    Selling and marketing                  5,217,315           6,137,053
    General and administrative             1,189,054           1,213,215
    Interest expense                          81,636              81,990
    Other (income) expense, net              (29,408)            (81,955)
                                         -----------         -----------

TOTAL COSTS AND EXPENSES                   6,458,597           7,350,303
                                         -----------         -----------

(LOSS) FROM CONTINUING OPERATIONS         (1,338,117)         (1,738,493)


DISCONTINUED OPERATIONS                           --              21,154
                                         -----------         -----------

NET (LOSS)                               $(1,338,117)        $(1,717,339)
                                         ===========         ===========

(LOSS) PER SHARE: (Note 4)

    Continuing operations                $      (.23)        $      (.39)
    Discontinued operations                       --                (.00)
                                         -----------         -----------
    Net (loss)                           $      (.23)        $      (.39)
                                         ===========         ===========
    Weighted average number of
       common shares outstanding           5,664,995           4,405,000
                                         ===========         ===========

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                         NINE MONTHS ENDED NOVEMBER 30,

                                                                1996                1995
                                                             -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $(1,338,117)        $(1,717,339)
                                                             -----------         -----------
  Adjustment for discontinued operations                              --              21,154
  Adjustments to reconcile net (loss) from continuing
    operations to cash used in operating activities:
     Gain on sale of business segment                                 --            (166,264)
     Depreciation and amortization                               221,257             161,797
     Non-cash compensation and services                           28,314                  --
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Restricted short term investments                      75,000                  --
           Accounts receivable                                  (409,953)         (1,022,601)
           Inventories                                           (81,666)             (5,961)
           Deferred advertising                                   98,872                  --
           Prepaid expenses and other current assets              92,173            (212,307)
           Other Assets                                           (7,114)             (4,005)
         (Decrease) in liabilities:
           Accounts payable and accrued expenses                 137,010              65,376
                                                             -----------         -----------
     Total adjustments                                           153,891          (1,162,811)
                                                             -----------         -----------
     Net cash used in operating activities from
     continuing operations                                    (1,184,226)         (2,901,304)
     Net cash used in operating activities from
     discontinued operations                                          --            (258,084)
                                                             -----------         -----------
     Net cash used in operating activities                    (1,184,226)         (3,138,234)
                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (89,983)           (444,896)
  Increase in intangibles                                        (71,482)           (178,301)
                                                             -----------         -----------
     Net cash used in investing activities                      (161,465)           (623,197)
                                                             -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Deferred offering costs                                             --             341,502
  Net proceeds from debt                                         440,000                  --
  Proceeds from collection of note receivable                      5,833                  --
  Net proceeds of notes payable                                1,001,704                  --
  Repayment of capital lease obligations                         (39,221)                 --

  Repayment of notes payable - bank                                   --             (70,223)
  Repayment of notes payable and long-term debt                       --             (60,800)
  Repayment of stockholder loans                                      --            (153,348)
  Net proceeds from stock issuance                               (46,943)          5,869,034
  Net proceeds from preferred stock issuance                     675,000                  --
  Repayment of Notes Payable                                    (352,266)         (1,355,080)
                                                             -----------         -----------
     Net cash provided by financing activities                 1,684,107           4,571,085
                                                             -----------         -----------

Net (decrease) increase in cash and cash equivalents             338,416             809,654
Cash and cash equivalents at beginning of period                  99,055             230,237
                                                             -----------         -----------
Cash and cash equivalents at end of period                   $   437,471         $ 1,039,891
                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
  Interest paid                                              $    83,518         $    93,231
                                                             ===========         ===========
  Income taxes paid                                          $       991         $     9,825
                                                             ===========         ===========

In August 1996, the Company issued Common Stock valued at $82,000 as compensation. In April 1996, the Company issued a note for a payable of $45,000. During the nine months ended November 30, 1996, the Company converted $525,950 of accounts and notes payable and convertible debt into common stock.

                 See notes to consolidated financial statements.

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995 (UNAUDITED)

1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended November 30, 1996.

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

2.   Conversion of debt for equity:

     During May 1996, the Company negotiated agreements with certain of its noteholders to modify the terms of their notes. These agreements were concluded in June 1996. As a result of these agreements, $198,792 of principal and accrued interest was converted into 194,239 restricted shares of common stock and warrants to purchase an additional 210,516 restricted shares of common stock at $1.50 per share. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 restricted shares of common stock at $1.50 per share. During the quarter ended November 30, 1996, all remaining principal and interest was paid.

     In addition, certain of the Company's vendors converted $70,722 of the Company's obligations into 80,000 shares of common stock.

3.   Convertible debt financing:

     In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and are due on December 31, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted at December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 were converted into 341,897 shares. As a result of the conversion, 454,545 shares remained in escrow.

     In connection with this financing the Company paid to financial advisors fees consisting of $60,000 cash and warrants to purchase 50,000 shares of common stock at an exercise price, as amended, of $1.50 per share, exercisable through April 17, 2000.

4. Preferred Stock:

     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than $.50 per share. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months.

5.   Income or Loss per share:

     Income or Loss per share amounts for the 1996 and 1995 periods were computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

     As noted in Note 3, the Company has placed 454,545 shares of its Common Stock into an escrow account for the benefit of the noteholders. Since the noteholders do not have any rights or benefits accorded to a shareholder, these shares are being considered as treasury stock, and are not included in the weighted average number of shares calculation for the current period.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

     Results of Operations: Three months ended November 30, 1996 and 1995

     Net sales for the three months ended November 30, 1996 (the "1996 Period") were $1,500,612 compared to $2,805,827 in the three months ended November 30, 1995 (the "1995 Period"). The decrease of $1,305,215 or 46.5% is attributable to the lack of availability of direct response media time resulting from the national and local elections during the 1996 Period. During the 1996 Period the Company's advertising expense was $621,891 compared to $1,058,576 in the 1995 Period, a reduction of 41%. The decrease in sales is also partially the result of the introduction of stricter credit criteria used prior to shipping product to non-credit card customers.

     Gross profit was $1,339,010 (89.2% of net sales) in the 1996 Period compared to $2,447,400 (87.2% of net sales) in the 1995 Period.

     Selling and marketing expenses were $1,484,494 or 98.9% of net sales for the 1996 Period compared to $1,932,585 or 68.9% of net sales for the 1995 Period. Although the advertising was as effective in the 1996 Period as it was in the 1995 Period, the combination of reduced volume and the increased infrastrucutre of the telephone and telemarketing system resulted in higher selling and marketing costs as a percentage of net sales.

     General and administrative expenses were $449,529 or 29.9% of net sales in the 1996 Period compared to $442,716 or 15.8% of net sales in the 1995 Period.

     Interest expense increased to $32,282 in the 1996 Period compared to $29,475 in the 1995 Period as a result of the increased debt balance in the current period.

     Loss from Operations was $623,052 in the 1996 Period compared to income from operations of $55,921 in the 1995 Period. Net income for the 1995 Period included income from discontinued operations of $127,455. Net loss per share was $0.10 in the 1996 Period as compared to a net income of $0.04 for the 1995 Period, which included income of $0.03 from discontinued operations, after effecting a 32% increase in the weighted average number of common shares outstanding.

Results of Operations: Nine months ended November 30, 1996 and 1995

     Net sales for the nine months ended November 30, 1996 (the "1996 Period") were $5,729,831 compared to $6,491,840 in the nine months ended November 30, 1995 (the "1995 Period"). The decrease of $761,998 or 11.7% is primarily attributable to the reduced advertising and the implementation of stricter credit criteria used prior to shipping product to non-credit card customers.

     Gross profit was $5,120,480 (89.4% of net sales) in the 1996 Period compared to $5,611,810 (86.4% of net sales) in the 1995 Period.

     Selling and marketing expenses were $5,217,315 or 91.1% of net sales for the 1996 Period compared to $6,137,053 or 94.5% of net sales for the 1995 Period. This decline in selling and marketing expenses as a percentage of net sales and in nominal dollars was due to better management and placement of the advertising yielding a more efficient advertising budget.

     General and administrative expenses were $1,189,054 or 20.7% of net sales in the 1996 Period compared to $1,213,215 or 18.7% of net sales in the 1995 Period. The decrease in dollars expensed was due lower professional and consulting fees.

     Interest expense decreased to $81,636 in the 1996 Period compared to $81,990 in the 1995 Period.

     Net loss was $1,338,117 in the 1996 Period compared to a loss of $1,717,339 in the 1995 Period. Net loss for the 1995 Period included income from discontinued operations of $21,154. Net loss per share was $0.23 in the 1996 Period as compared to a net loss of

     $0.39, for the 1995 Period, after effecting a 29% increase in the weighted average number of common shares outstanding.

     Liquidity and Capital Resources

     Working capital at November 30, 1996 was $464,900 compared to working capital of $433,016 at February 29, 1996. The increase in working capital was principally attributable to the increase in cash resulting from the issuance of preferred stock, the increase in net accounts receivable resulting from the increase in installment sales and reduction of debt resulting from the conversion of certain debt to equity. The Company's cash and short-term investments increased to $637,471 at November 30, 1996 from $374,055 at February 29, 1996. Those amounts include $200,000 and $275,000 in restricted short-term investments for the November 1996 and February 1996 dates, respectively.

     Net cash used in operations from continuing operations in the 1996 Period was $1,184,226 compared to $2,901,304 in the 1995 Period, due to a lower net loss in the 1996 Period as compared the 1995 Period, a smaller increase in accounts receivable, a decrease in prepaid costs and an increase in accounts payable and accrued expenses.

     Net cash used in investing activities in the 1996 Period was $161,465 compared to $623,197 in the 1995 Period, which included the purchase of a new telephone system for the telemarketing operations.

     Net cash provided by financing activities in the 1996 Period was $1,684,106 which was primarily due to the net proceeds from the sale of preferred stock and notes, compared to $4,571,085 in the 1995 Period, which included the net proceeds raised from the initial public offering.

     In April 1996, the Company and several investors entered into a private placement of $500,000 of Convertible, 10% Notes due December 31, 1997. Under terms of the notes, the noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted by December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. In connection with this financing the Company paid to financial advisors fees consisting of $60,000 cash and warrants to purchase 50,000 shares of common stock at an exercise price, as amended, of $1.50 per share, exercisable through April 17, 2000. As of November 30, 1996, $250,000 were converted into 341,897 shares. As a result of the conversion, 454,545 remained in escrow.

     During 1996, the Company negotiated agreements with certain of its noteholders to modify the terms of their notes. These agreements were concluded in June 1996. As a result of these agreements, $198,792 of principal and accrued interest was converted into 194,239 restricted shares of common stock and warrants to purchase an additional 210,516 restricted shares of common stock at $1.50 per share. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 restricted shares of common stock at $1.50 per share. During the quarter ended November 30, 1996, all remaining principal and interest was paid.

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

     The Company continues to meet its working capital requirements through internally generated funds as well as raising debt and equity from outside sources. In order to meet the future cash requirements, the Company is negotiating with third parties to provide additional sources of financing. There can be no assurance that these negotiations will be successful nor that it will continue to be able to fund internally its working capital requirements. In this regard, the Company has arranged for a six month bridge loan that has yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2 million warrants exercisable at $1.50. Interest will be accruing at a rate of 8.0%. If the loan is not repaid by the 180th day, an additional warrant for each dollar not repaid, exercisable at

     $1.50 will be issued. If the loan is not repaid by the 210th day, the price of the warrants is reduced to $1.00.

     In addition, during the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than $.50 per share. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months.

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

     Multi-Media Tutorial Services, Inc.
     -----------------------------------
     (Registrant)

                                                        Date: January 22, 1997

                                                         BY: /s/ Morris Berger
                                                            ------------------
                                                                 Morris Berger
                                                       Chief Executive Officer