Form 10KSB
period 1997-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 1997-06-13
CIK 935496

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended February 28, 1997           Commission File Number 0-25758
                                                                         -------

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           73-1293914
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

           205 Kings Highway
           Brooklyn, New York                                    11223
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

           Registrant's telephone number,
           including Area Code:                              (718) 234-0404
                                                             --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                     ---------------------------------------
                                 Title of Class
                               Redeemable Warrants
                               -------------------
                                 Title of Class
                                      Units
                                      -----
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety (90) days. Yes  X   No
                                                            ---     ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year: $7,890,397

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $654,453 as of June 2, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 11, 1997, there were 6,213,297 shares of common stock outstanding.

         Documents incorporated by reference: See Index to Exhibits

                            FORM 10-KSB REPORT INDEX

10-KSB Part                                                                                    Page No.
and Item No.                                                                                   --------
------------

PART I

Item 1  Business                                                                                  1
Item 2  Properties                                                                               18
Item 3  Legal Proceedings                                                                        18
Item 4  Submission of Matters to a Vote of Security Holders                                      19

PART II

Item 5  Market Price of Registrant's Common Equity and Related Stockholder Matters               20
Item 6  Management's Discussion and Analysis of Financial Condition and Results of Operations    21
Item 7  Financial Statements and Supplementary Data                                              25
Item 8  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     25

PART III

Item 9  Directors and Executive Officers of the Registrant                                       26
Item 10 Executive Compensation                                                                   28
Item 11 Security Ownership of Certain Beneficial Owners and Management                           30
Item 12 Certain Relationships and Related Transactions                                           32
Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         33

         This document contains certain forward-looking statements that are subject to certain risks and uncertainties. Forward-looking statements include certain information relating to trends in the telemarketing industry and the overall domestic economy, the Company's business strategy including the markets in which it operates, the services it provides and the customer it targets, the benefits of certain technologies the Company has acquired, variations in operating results and the Company's ability to overcome its current liquidity and working capital deficiencies, as well as information contained elsewhere in this Report, where statements are preceded by, followed by or include the words "believes," "expects," "anticipates," or similar expressions. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document are subject to the risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements. See "Risk Factors".

         The Company has scheduled a special meeting of stockholders for June 13, 1997. At this meeting the stockholders will vote on proposals to amend the Company's Certificate of Incorporation to effect a one-for-ten reverse stock split, to thereafter increase the Company's authorized Common Stock to 20,000,000 shares, and to change the Company's name to United Telemarketing Services, Inc. This annual report on Form 10KSB does not reflect any of the changes proposed for stockholder action at the special meeting, all of which, if approved, will be effectuated after the filing of this Report.

PART I

Item 1.  BUSINESS

General

         The Company produces, acquires and telemarkets a variety of products to consumers using direct marketing through television, radio and print advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics videotapes available.

         The Company specializes in telemarketing generated by its own television and radio advertisements, which it places on a "direct response" basis at the lowest available rates. The Company uses different 800 numbers for each channel on which it advertises, which permits the Company to track the effectiveness of its advertising. Payment is made by credit card or direct debit to a checking account. The product is then shipped by a fulfillment house to the customer. According to Advertising Age of March 1996, the Company was ranked the 19th largest advertiser of brandnames on Cable TV.


         The Company's products are sold principally by an internal sales staff of approximately 108 trained telemarketers, and have been purchased by over 118,000 customers over the last three years. The Company's telemarketing staff is experienced in converting an individual who is inquiring about an advertised product into a customer who will purchase the product. This expertise, of converting a "call to inquire" into a sale, was developed as a result of specialized training of telemarketers to sell the Math Made Easy(TM) product line. See "Sales, Marketing & Distribution."

         The Company's objective is expand the scope of its telemarketing business in a variety of ways. Subject to the availability of additional financing, the Company intends to expand product offerings for sale to individual consumers by developing, licensing or acquiring new complementary educational products. The Company has recently expanded its product offerings to include three complete new lines, Reading Made Easy(TM), Parenting Made Easy and ESPN(TM) How-to Sports. These are, or will be, seen on a wide variety of channels and stations throughout the United States. In addition, subject to the availability of additional financing, the Company anticipates expanding the marketing of its products through such efforts as co-branding, joint-marketing and selling through retail kiosks in shopping malls.

           The Company has also begun to expand by offering customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs, although these customized services are not yet a material portion of the Company's business. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. See "Customized Telemarketing Services."

         The Company was incorporated under the laws of the State of Oklahoma in January 1987 under the name Intechnica Learning Systems, Inc., and was reincorporated in Delaware in July 1989 when its name was changed to Intechnica International, Inc. The name of the Company was changed to Multi-Media Tutorial Services, Inc. in November 1994 shortly after its acquisition of Video Tutorial Services, Inc. ("VTS"), which is a New York corporation organized in 1985. In April, 1995, the Company completed its initial public offering ("IPO") of Units of Common Stock and Warrants, generating net proceeds of $5.8 million.

The Products

         The Company's products consist of an extensive line of "Math Made Easy(TM)", "Reading Made Easy(TM)" and ESPN(TM) How-to Sports videotapes and ancillary material for direct sale to consumers via direct marketing through national and local TV and radio advertising. See "Sales Marketing & Distribution"

Current Products


         Math Made Easy(TM) The Company offers over 100 mathematics videotapes in the Math Made Easy(TM) series. The series, which was developed and produced by the Company, is geared to students ranging from pre-school to college and adult education. Topics covered by the series include number concepts, basic arithmetic, fractions, decimals, percents, word problems, fundamentals of pre-algebra, algebra, logic, geometry, statistics and probability, pre-calculus and calculus, trigonometry and advanced calculus. This product line is marketed by the Company through television and radio advertising with specific "800MATH telephone numbers directed to its telemarketing staff and is also sold directly to schools. The average math consumer order consists of a set of five educational videotapes at a price of $200. Sets of five video tapes are sold to schools at a price of $250, and $9.95 per each additional workbook

         Reading Made Easy(TM) The Company has also entered into non-exclusive agreements with various companies to distribute 23 tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include videotapes, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and distributed through the Company's direct marketing division. Currently, the Company advertises its Reading Made Easy(TM) on cable and spot television with specific "800 read" telephone numbers directed to its trained telemarketing staff. The average reading consumer order consists of five videotapes at a price of $159.

         ESPN How-to Sports The Company entered into an exclusive agreement with West One Video to distribute a specific line of ESPN sports videos. These videos are aimed both at the adult and child level, teaching the consumer to perfect his or her skills at various sports. The Company offers 29 videotapes produced by ESPN. Professional athletes or coaches teach the fundamentals of their respective sport. There are 29 tapes covering 17 sports ranging from baseball to volleyball.

Product Development

         The Company produces many of its own math videotape products and supplemental workbooks by commissioning a curriculum from the Company's educational coordinators. The Company employs Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator and headwriter. The Company's educational writers are independent contractors retained on a project-by-project basis. Total cost of a videotape production is approximately $10,000 to $15,000.

         Many of the Company's videotapes include colorful computer graphics and real life vignettes, certain of which are scripted by professional writers. The curriculum writers seek to augment comprehension of the materials by numerous examples, which are solved on a step by step basis. The curriculum invites interaction by requesting the viewer to pause and to solve designated problems before restarting the videotape to view the step by step solution.

Product Acquisition

         In addition to developing its own math product, the Company purchases or licenses product from third parties, such as the Reading Made Easy(TM) line. The Company intends to emphasize acquisition of product instead of internal development because of the lower cost and the greater variety of available product, as discussed below.

Anticipated Future Products and Services

         The launch of new product lines and customized telemarketing services is subject to the availability of capital to be generated by additional funding. The potential revenues, costs and margins that may be generated by the increased product offerings and telemarketing services may cause different margins as compared to the historical margins as a result of different pricing and costs of the acquired product and services. In addition, the Company anticipates that the initial costs, including production of commercials or infomercials, initial media buys and training of the telemarketers will be between $50,000 and $250,000 per product or service.

         The Company has entered into a licensing agreement with Cambridge Educational to direct market a series of 19 videotapes on parenting advice. The topics assist parents on real life experiences from pre-natal care through adolescence. This series of videotapes will be marketed under the name "Parenting Made Easy" through direct telephone contacts and a television advertisement which is expected to be produced in Winter 1997.

         The Company has signed an agreement with Dream Analysis Group, Inc. to exclusively market a dream analysis product similar to the "Psychic Hotline" concept. According to an article in Jordan Whitney Inc. Direct Response Television Monitoring Report of April 1997, the psychic industry is estimated to be a $300 million industry. This new service may be popular because it is available to people in the privacy of their own home and is perceived as substituting for the expensive services of personal psychiatrists, psychoanalysts and therapists. The agreement calls for the Company to create an advertisement and to purchase media to attract callers to a 900 telephone number which will generate revenue for the Company on a per minute basis. The call will be answered by the Company telemarketers who will be trained in dream analysis and will discuss the caller's dream. The Company will have access to Dr. Pepsi Togar, a psychotherapist and author specializing in dreams and dream analysis who has been featured on such television shows as The Today Show, Maury Povich and on numerous radio talk shows. The Company will charge the caller's telephone bill and collect that amount from the long distance carrier. Dream Analysis Group, Inc. will promote the campaign through various bookings of Dr. Togar as well as general public relations. The agreement calls for the Company to pay a royalty based on net cash receipts.

Customized Telemarketing Services

         The Company has also begun to expand its telemarketing services by offering customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. For example, the Company has been retained to handle telephone inquiries from potential students interested in attending St. Johns University as well as to handle telephone inquiries from potential customers of Windmere Corp. who respond to the infomercial or 60 second advertisement for Windmere's "Littermaid(TM)" product. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. The Company's telemarketing staff is trained and experienced in converting an individual who is inquiring about an advertised product to a customer who will purchase the product. This expertise, of converting a "call to inquire" into a sale, was developed as a result of specialized training of telemarketers to sell the Math Made Easy(TM) product.

The Market

         Supplemental Education at Home The Company believes that parents are increasingly concerned about the quality of their children's education and are seeking to supplement the existing curricula. In particular, they are seeking to use televisions and videotape players now found in most homes for educational purposes. In addition, the Company believes that adults going back to school to prepare for career moves or promotions are an ever growing potential market for its educational videotapes. The Company has found that its primary customers are parents with children in the educational system. The Company's efforts to date have resulted in a database of more than 395,000 names, of which 225,000 ordered product, and approximately 170,000 names of potential customers.

         Schools As part of the drive to improve education, the Company believes that school districts may increasingly allocate available funds to the acquisition of educational tools. The Company believes that the possible expansion of this market and the increased availability of funds may present an important opportunity for its products.

         In the fiscal year ended February 28, 1997, consumer videotape sales and school videotape sales constituted approximately 95%, and 5% of total sales, respectively. For the fiscal year ended February 29, 1996, consumer videotape sales and school videotape sales constituted approximately 80% and 20% of total sales, respectively.

         Customized Telemarketing Services In a recent study conducted by the WEFA Group for the Direct Marketing Association the total sales generated by telephone marketing in 1996 was estimated to be $244 billion. The Company believes that many companies across the nation are interested in out-sourcing their customer service, sales staff and help desk hotlines. Outsourcing of these specialized tasks to non-employees has become common in today's business world. The Company believes that it can successfully enter this market based on its experience of telemarketing its Math Made Easy(TM) and Reading Made Easy(TM) videotapes. To date, the Company has signed two agreements to act as an outsource of telemarketing for third parties.

         The Company has entered into agreements with other business entities to provide marketing and distribution services. The Company expects that these agreements may ease the seasonality of the Company's educational products, although there can be no assurance of this in the foreseeable future. "See Management Discussion and Analysis" and "Risk Factors."

Sales, Marketing and Distribution

Direct Marketing

         The Company markets its videotapes and related materials to consumers primarily by inbound telemarketing efforts which are supported by advertising on radio and television on a national and regional level. Each commercial is assigned a distinct 800 telephone number to call. The Company tests the efficiency of each commercial on a daily and weekly basis by sourcing each incoming call by the phone number that was dialed. The results of tracking consumer response directly affect the placement of future advertising. The Company's telemarketing staff, which responds to incoming calls, seeks to convert into sales all leads which are generated by the Company's advertising. The telemarketer attempts to record all pertinent information regarding the customer who responded to the advertisement, thereby adding the potential customer to the Company's database even if they do not purchase at that time. If the customer agrees to purchase the product, the telemarketer will record either credit card or checking account information, which is then transferred to the billing department which processes the payment and sends the information to the fulfillment center for shipping. The Company has documented repeat sales for additional items for existing customers. The Company believes that many repeat sales may be a direct response to the commercial that the customer had initially seen.

                  In an effort to maximize efficient use of the telemarketers, the Company has installed a new predictive dialing system. This system eases the telemarketing efforts by having the computer dial return calls to prospective customers for the telemarketers. The Company believes this system will facilitate the Company's efforts to enter into the telemarketing servicing arena. In addition, it allows the Company to contact prospective customers who have not yet purchased products from its math and reading videotapes, as well as previous customers on a timely basis, in a more efficient manner. The Company also utilizes the "predictive dialing" system in its off-season to generate new contacts from its existing customer base.

         Credit cards are the preferred method of payment, both for the Company and for its customers. These cards are either billed in full or in partial monthly payments.. The Company also offers consumers who do not wish to use their credit card another means of payment; an automatic check debit, in which the customer is shipped the merchandise after he offers the Company his bank name and checking account number.

Advertising

         The Company purchases media time on a "direct response" basis. This allows the Company to have the lowest cost per lead possible, as the direct response rate is significantly lower than regular advertising rate. Although this minimizes the advertising costs, reservations for advertising time at direct response rates are subject to last minute cancellation by the radio and television stations and are difficult to purchase efficiently. "See Management Discussion and Analysis" and "Risk Factors."

         In January 1997 the Company completed the development of a 30 minute, Math Made Easy(TM) infomercial starring Charles Shaughnessy of CBS's hit show "The Nanny." The infomercial aired in a test mode in February and March 1997, with varying results depending on the locations and stations that were tested. Subject to the availability of funds, some revisions will be made and the testing phase will continue. One major advantage of the infomercial format is that television advertising time can be purchased and guaranteed more easily in advance. Thus, the infomercial may reduce the risks inherent in direct response advertising, particularly the uncertainty of securing 60 and 30 second spots at the minimum rates. To the extent that the Company increases the use of infomercials, its production and advertising budget will increase and its operating margins may be materially affected. However, the greater availability of infomercial media time may compensate for the increased costs by permitting more frequent and timely advertising than is usually available for short form commercials.

         The Company has recently signed an agreement with Universal Spanish Communications, Inc. ("Unispan") a direct marketing company, whereby Unispan will market the Math Made Easy(TM) series on Spanish language television. Unispan is a large direct response advertiser on Spanish language television. The commercials will air in Spanish in order to attract the parent who may not speak English. This campaign began in Spring 1997. As of the date hereof, the results have been limited and further testing is to be performed.

Other Marketing Methods

         The Company also markets its videotapes using methods other than telemarketing. In August 1994, the Company entered into a marketing arrangement with a company which distributes to Publishers Clearing House. In addition, the Company markets videotape products by direct mail campaigns to schools culled from commercially available mailing lists, and by inclusion in trade and private catalogs which are distributed to schools by mail or by independent representatives of the publisher. Catalog publishers typically purchase products from the Company at a substantial discount from the Company's retail price.
The Company's efforts in this regard focus on inclusion in an increasing number of catalogs.

         The Company has signed an agreement with Shopworks Inc., to consult and assist in the creation of "retail kiosks" to be placed in shopping malls across the country. These kiosks will be marketed under the Learning Made Easy(TM) tradename and will consist of all of the educational products distributed by the Company. The Company believes that this may offer the customer a one stop shop for educational needs. The Company anticipates that the kiosks may reduce the dependence on telemarketing. In addition, by renting kiosks the burden of long term leases is obviated as the kiosks are traditionally rented on a month to month basis. Subject to obtaining financing, the Company is anticipating beginning this campaign for the school season of 1997-1998.

Customized Telemarketing Services

         The Company solicits business for its customized telemarketing services division by advertising in trade magazines as well as through its own internal efforts. To date, the Company has entered into agreements with St. John's University and LitterMaid, a subsidiary of Windmere Corp., pursuant to which the Company provides inbound and outbound telemarketing services. The Company offers its clients the advantage of a highly trained sales force as well as the capability to produce accurate telephone and sales reports. In addition, the Company can offer its expertise in creating and placing advertisements, for which it receives a commission on all media placed. The Company is actively seeking to service additional accounts in this area.

         The Company has recently signed an agreement with Ace Marketing, Inc. to service all inbound telemarketing needs for St. Johns University of New York generated from print, radio and television commercials. The main task of the telemarketers will be to complete a survey of all callers applying to undergraduate and graduate schools affiliated with St. Johns University. In addition, the Company will be receiving mail application requests for St. Johns University and performing data entry. The Company is charging Ace Marketing on a per minute or per name basis. St Johns advertises on a year round basis.

         In the agreement with LitterMaid, the Company agrees to handle inbound telemarketing calls generated from Littermaid's 60 second national advertising campaign to sell its $199.99, self-cleaning electronic kitty litter product. The Company will also receive overflow calls from LitterMaid's infomercial campaign. In addition, the Company will be contacting prospective customers who have responded to the advertisements and have received literature The agreement calls for the Company to be paid on either a per call charge or on a commission basis.

Technology Resources

         The Company has created a customized network to augment the efficiency of its telemarketing operations. This enables the Company to handle over 1,000 simultaneous inbound calls. The Company's PABX (Private Automatic Branch

Exchange telephone switch) uses an open ended ISDN (Integrated Services Digital Network) architecture which allows the Company to link multiple systems together in an automated fashion, thus gathering numerical data and other information from every inbound toll-free call. All inbound and outbound calls are tracked and tagged for later examination and database development. The Company utilizes an SMDR (Station Message Detail Recorder) specialized call accounting and tracking software package to record vital call statistics. The Company uses CTI (Computer Telephony Integration) to combine voice and data and then delivers this information into the Company's data management systems. These are then integrated into centrally managed Local Area Networks (LANs) and Wide Area Networks (WANs). By using Interactive Voice Response Units (IVRUs) technology, the Company is able to automate the response to inbound calls. IVRU technology also enables the Company to provide to telemarketing customers advanced detailed reports and data management upon request. The Company's modular open system architecture allows ongoing modifications and updates, thus increasing efficiency without downtime due to system shutdown for such updating. The Company's use of (OCDD/RT) On-Line Call Detail Real-Time reporting software, provides the Company with detailed incoming call information. This assists the call center managers by enabling them to efficiently schedule proper staffing levels and accommodate fluctuations in call volumes. OCDD/RT also helps analyze in real-time the efficiency and reliability of the call connections to the Company's internal system, and helps the Company predict call volume using historical models.

         The Company utilizes an ACD (Automatic Call Distributor) to help identify each customer's call and automatically route those calls to specific telemarketers. The Company's predicative dialer utilizes specific algorithms to assist in analyzing each telemarketer's performance and the network's efficiency. The predictive dialer's UNIX processor provides centralized list management, data consolidation, reporting and interfaces with the LAN as well.

         The Company's location is protected by a fire extinguishing system and it's primary systems have an uninterruptable power supply. In addition, the Company has a short-term battery back-up in the event of power outage, reduced voltage or power surge. Furthermore, instantaneous rerouting of all call traffic takes place in the event of telecommunication failure, natural disaster or other emergencies, thus insuring calls are usually answered properly even under duress.

Personnel and Training

         The Company believes that the quality of its employees is a key factor in its effort to develop a profitable telemarketing business. The Company tailors its recruiting and training techniques towards the industries and products it services. All telemarketers receive a detailed review of each product they will be selling. In addition, the Company trains its telemarketers in the art of converting an inquiry into a sale. A telemarketer is in training for approximately 7 - 21 days, prior to receiving customer calls on a full-time, solo basis. Furthermore, the Company continually monitors telemarketers' conversations to assure quality and customer satisfaction. Compensation is based on a combination of salary and commission. See "Risk Factors."


Returns, Guaranty and Warranty Policies

         The Company offers its customers a 30 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its telemarketing efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include the confirmation of each order by a supervisor, increasing the appeal of the Company's products by designing more attractive packaging, and enclosing with its shipments full color catalogues and parent guides. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. "See Management Discussion and Analysis" and "Risk Factors."

Competition

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson, Megasystems, the Video Professor and MegaMath. In the school market, the Company competes with Video Aided Instruction, Video Tutor and Educational Video Resources. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. The Company believes that its products are competitive because it offers a more complete range of subjects, the products are designed to be more engaging, and the Company has generally developed more effective use of the telemarketing process.

         The telemarketing industry is intensely competitive and the Company's principal competition in its primary markets comes from large and small telemarketing companies including

Apac Teleservices, Inc., Sykes Enterprises, Incorporated, ICT Group, Inc., Precision Response Corporation, Teletech Teleservices, West Telemarketing, Iti Marketing Services, Inc., Matrixx Marketing, Inc., West Teleservices Corporation and Dial America. Because of the size of this market, the Company believes that no one entity dominates this business. Nevertheless, the Company's competitors in this area have greater financial resources, greater public and industry recognition, advanced technological expertise and equipment and broader marketing capabilities than the Company. In addition, most businesses that are significant consumers of telemarketing services utilize more than one telemarketing firm at one time and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis, thus increasing the competition in the industry. Furthermore, the Company believes there is a trend among businesses with telemarketing operations toward outsourcing the management of those operations to others and this trend may attract new and substantially larger competitors. The Company believes that it may be able to offer competitive services based upon its expertise developed by marketing its own products. For example, because the Company produces and places its own media it is more experienced in linking the telemarketers' approaches to the clients' specific advertising.

Proprietary Rights

         The Company has received certificates of registration with the United States Trademark Office for the following trademarks: MATH MADE EASY, PASSPORT TO MATH SUCCESS, LEARNING TRENDS, AND REAL LIFE MATH. The Company has filed applications with the United States Trademark Office for the registration of READING MADE EASY.

Employees

         As of February 28, 1997, the Company had 137 employees , of whom four were executive officers, 108 were engaged in sales, and 25 were in marketing, support and administrative staff. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

Risk Factors

         The Company's business involves a high degree of risk. Shareholders and investors, should consider carefully the following risk factors and the other information included in this Report.

Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged

           The Company has experienced significant losses from operations since inception. It experienced losses of $1,697,000 and $1,659,000 for the fiscal years ended February 28, 1997, and February 29, 1996. As of February 28, 1997, the Company had working capital of only

$1,303 and an accumulated deficit of $8.3 million. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors and with the net proceeds of the IPO but there can be no assurance the Company will be able to obtain such funds in the future. As of the date hereof, the Company has investor loans and advances aggregating $1.65 million, of which a certain amount may be converted into equity, subject to ongoing negotiations. All of this amount is due over the next twelve months; there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness or to absorb the fixed overhead arising from the infrastructure necessary to support the telemarketing effort which causes current operating losses. In addition, the Company`s operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, fund its operating losses, increase the number of products it offers and its advertising budget, and expand its customized telemarketing operations, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its independent public accountants, Holtz Rubenstein & Co., LLP, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

Need for Additional Financing

         The Company has limited resources and has not been able to finance its activities with the proceeds from operations and there can be no assurance it will be able to do so in the future. The Company is seeking additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund the Company's capital requirements. There can be no assurances that the Company will be able to obtain such additional funding from management or other investors on terms acceptable to the Company, if at all. Additional financings may result in dilution for then current stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Future Issuances of Stock; Dilution to Current Stockholders

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 12,300,000 shares of Common Stock at exercise prices ranging from 75% of the current market price to $5.60 per share. The Company currently has outstanding 6,213,297 shares of Common Stock and as of June 2, 1997 the price of the Company's current stock as quoted on the Nasdaq Electronic Bulletin Board was $.125 per share. The Company is planning to offer to exchange additional shares of Common Stock with certain of these warrantholders in order to simplify its capital structure and to certain lenders in order to reduce its liabilities. In addition, the Company is engaged in negotiations to obtain additional funding in order to maintain the Company's operations and meet current debt repayment commitments. At the present time, the Company's management believes that these equity offerings will result in the issuance of shares of Common Stock in an amount in excess of the Company's current outstanding Common Stock, and will substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

Uncertainty of Market Acceptance

         Consumer acceptance of the Company's products is difficult to predict. The success of the Company's marketing strategy is dependent on direct responses to its advertising campaigns. The Company's marketing techniques are therefore based on an "impulse buy" which is susceptible to any softening in the consumer's overall confidence caused by economic turndowns which affect the consumer. Furthermore, the pool of potential customers for its products advertised through media may be decreased as a result of market saturation. As a consequence, there can be no assurance that the Company's present level of sales will be sustainable in the future. See "Business--Sales, Marketing and Distribution."

         Market acceptance of the Company's products is further dependent on the existence and development of other means to market similar products, such as interactive television, which enable the consumer to participate directly in courses offered on television, and home shopping clubs, which enable the consumer to directly order and pay for products shown on television. The Company has currently no plans to employ interactive television as a strategy to sell its products. Failure of the Company's products to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

High Level of Returned Merchandise; Accounts Receivable Collection & Adequacy of Reserves

         The Company experiences a high level of returns, which generally range from 25% to 35% for its various products. The Company believes that an important reason for the high level of returns is that a substantial number of purchasers return their tutorial videotapes after being unable to motivate their children to view the tapes or having illegally copied them. There are currently no cost-effective ways to prevent the illegal copying of the Company's videotapes. In addition, the Company does not currently have the funds to prosecute infringers. There can be no assurance that the Company will be able to successfully prosecute infringements even if the Company is adequately funded. Further, the Company has sold to customers on credit terms. Although this procedure has been suspended, there are substantial receivables outstanding as a result of sales on credit terms and sales to customers whose checking accounts were drawn upon but the drafts returned unfunded. The Company has implemented certain procedures that have enhanced the collectibility of the outstanding amounts. The Company believes it has established appropriate allowances for anticipated returns and uncollectible receivables based upon historical experiences and the increased control and procedures to limit and collect receivables. Notwithstanding the above, there can be no assurance that actual returns and uncollectible accounts receivable will not exceed the Company's allowances. Any significant increase in returns or uncollected accounts receivable beyond the established returns could have a material adverse effect on the Company's results of operations and financial condition.

Seasonality and Availability of Media Time

         The Company's math and reading videotape business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns which must be timed to coincide with the annual periods when demand is traditionally high. In addition, the Company does not reserve advertising time in advance in order to purchase air time at the lowest possible rates; rather, it purchases direct response time, which is characterized as remnant time and is difficult to purchase efficiently. In addition, its reservations are subject to last minute cancellation by the radio and television stations. As a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing media time such as occurs during elections and holidays. For example, the Company incurred difficulty in purchasing media time prior to and immediately following the November 1996 elections and thereby experienced lower results for the fiscal year ended February 28, 1997. Any significant decrease in sales during the season when business activity is high could have a material adverse impact upon the Company's operations. Although the Company is trying to reduce its dependence on curriculum based products, it will in all likelihood continue to experience significant seasonality in sales of its educational products.

Customer Satisfaction

         The Company's revenues are mainly generated through telemarketing to customers on a national basis. Although the Company attempts to satisfy customers' needs, there may at times be dissatisfied customers. These customers may contact local or national consumer advocate groups as well as television, or radio station reporters to voice their dissatisfaction with the Company. This negative publicity may have an adverse effect on future sales.

Limited Product Line

         In the fiscal year ended February 28, 1997, most of sales were from the Math Made Easy(TM) product line. Although the Company is continually seeking to introduce additional product lines there can be no assurance that these new product lines will generate significant sales. In the event that the popularity of the Math Made Easy(TM) product line decreases or faces increased competition, the Company's sales would be adversely affected and if not replaced by substantially increased sales from other products, the Company could be forced to cease operations.

Credit Card Fraud

         Credit card fraud perpetrated by disreputable telemarketing operations have increased the reluctance of the consumers to make use of their credit cards by telephone. This may adversely affect the Company's ability to secure credit card orders

System Breakdowns


         During fiscal 1996, the Company has periodically experienced complete or partial breakdowns of its incoming and outgoing call systems which have lasted from several hours to several days. Such breakdowns were usually attributable to the Company's long distance service provider or hardware. In addition, telephone companies are from time to time unable to provide the Company with accurate computerized telephone logs which advise the Company of the connection between an 800 number and a particular television or radio station which has been keyed to such 800 number. Such logs are essential in the Company's evaluation of the effectiveness of its advertising campaigns. There can be no assurance that such breakdowns, which are usually beyond the Company's control, will not occur in the future. Frequent or prolonged system breakdowns would have a material adverse effect on the Company's operating results and financial condition. Although, the Company has implemented certain procedures that it believes will help to reduce this risk, there can be no assurance the procedures are fail proof. The Company, to its knowledge, did not incur any extended breakdowns during fiscal 1997.

Turnover rate

         Recruiting, training and retaining qualified telemarketers is essential for the Company. There is a high turnover rate among telemarketers as a result of the frustration of the telemarketing process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of telemarketers is a lengthy process which involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of telemarkerters for its level of advertisements and the number of clients it is servicing. Too many advertisements may overwhelm the telemarketers while too few advertisements may lead to a drop in the commissions which will cause the telemarketers to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its telemarketers. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of telemarketers.

New Products; Technological Obsolescence

         The Company's prospects depend in significant part on its ability to develop and/or license new products that achieve market acceptance. Most of the new electronic tutorial products being introduced into the market are based on computer technology, usually with interactive capabilities. There can be no assurance that the Company's ability to market its videotape products will not be materially adversely affected by the increase in the number and sophistication of computer based educational products. Furthermore, there can be no assurance that the introduction of such computer based technologies will not render obsolete the videotape products currently marketed by the Company. No assurance can be given that the Company can adapt to such new media technologies. In addition, when the Company may license new non-educational products there is no guarantee of market acceptance of these new products. See "Business--Product Acquisition and Development."


Intellectual Property Rights

         The Company realizes that a substantial number of its videotapes are copied illegally. There are currently no cost-effective ways to prevent the illegal copying of the Company's videotapes. In addition, the Company does not currently have the funds to prosecute infringers. There can be no assurance that the Company will be able to successfully prosecute infringements even if the Company is adequately funded. The Company's videotapes do not contain a blocking device to deter unauthorized copying, because newer technologies constantly develop to override such devices and the cost to implement the locking devices would negatively impact gross margins. There can be no assurance that future illegal copying of the Company's products will not continue, worsen, exceed the Company's reserves therefore or have a material adverse effect on operations.

Terms of  Contracts and Licenses

         Many of the Company's newer products are based on contracts and licenses with third parties. In general, these contracts and licenses are for relatively short terms or are terminable at will. There can be no assurance that these contracts and licenses will be extended or renewed, in which case the Company's results could be negatively affected..

Competition

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson, Megasystems, the Video Professor and MegaMath. In the school market, the Company competes with Video Aided Instruction, Video Tutor and Educational Video Resources. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs

         The telemarketing industry is intensely competitive and the Company's principal competition in its primary markets comes from large and small telemarketing companies including Apac Teleservices, Inc., Sykes Enterprises, Incorporated, ICT Group, Inc., Precision Response Corporation, Teletech Teleservices, West Telemarketing, Iti Marketing Services, Inc., Matrixx Marketing, Inc., West Teleservices Corporation and Dial America. Because of the size of this market, the Company believes that no one entity dominates this business. Nevertheless, the Company's competitors in this area have greater financial resources, greater public and industry recognition, advanced technological expertise and equipment and broader marketing capabilities than the Company. In addition, most businesses that are significant consumers of telemarketing services utilize more than one telemarketing firm at one time and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis, thus increasing the competition in the industry. Furthermore, the Company believes there is a trend among businesses with telemarketing operations toward outsourcing the management of those operations to others and this trend may attract new and substantially larger competitors. Competition in both the education products and telemarketing markets may result in loss of sales by the Company or a reduction of the prices which the Company can charge for its products or services. See "Business - Competition."

Dependence on Management

         The Company's business is significantly dependent upon the personal efforts and continued availability of Morris Berger, its Chief Executive Officer. The loss or unavailability to the Company of Mr. Berger could have a materially adverse effect upon the Company's business operations and prospects. To the extent that the services of Mr. Berger are unavailable to the

Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. The Company is the beneficiary of a $1 million, key man life insurance policy on Mr. Berger. There can be no assurance that the Company would be able to locate or employ such personnel on acceptable terms, if at all.

Government Regulation

         In response to the concerns of consumer advocacy groups and as a result of the practices of a number of unscrupulous telemarketing companies, the Federal Trade Commission and the Federal Communications Commission have promulgated rules regulating the telemarketing industry. The Federal Telephone Consumer Protection Act of 1991 (the "TCPA"), enforced by the Federal Communications Commission, imposes restrictions on unsolicited telephone calls to residential telephone subscribers. The rules applicable to the Company include, among other things, an obligation to advise customers of their rights, to initiate telephone solicitations to residential telephone customers before 8:00AM or after 9:00PM local time at the customer's location, obligation to ship merchandise in a timely fashion and an obligation to notify a customer of delays in shipments and to offer a refund in the event of a delay. In addition, many states are enacting their own laws regulating the telemarketing industry which are, to the extent applicable to the Company, similar to the Federal rules in most respects. Furthermore, there exist both state and federal laws governing false advertising and deceptive trade practices. Due to the subjective nature of interpreting and enforcing such laws, there can be no assurance that the Company will be in compliance with such laws at all times. Although such regulations are expected to have a minimal impact on the Company's ability to operate its business in its present form, the nature of which is considered inbound telemarketing, such regulations generally tend to add significant recordkeeping requirements and, consequently, expenses.

Delisting from Nasdaq Small Cap Market; Maintenance Criteria for Nasdaq

Securities; Penny Stock Rules

         On April 17, 1997, the National Association of Securities Dealers, Inc. Automated Quotation System Stock Market ("NASDAQ") delisted the Company's Common Stock and Warrants from trading on the NASDAQ Small-Cap Market because the minimum bid price of the Company's Common Stock had been below the requirement of $1.00 per share. In order to regain a listing for the Company's securities on the NASDAQ Small-Cap Market, the Company's Common Stock must have a minimum bid price of at least $3.00 in trading on NASDAQ's Electronic Bulletin Board for at least twenty to thirty trading days prior to relisting. The Company must also have total assets of $4,000,000 and stockholders' equity of $2,000,000. In addition, NASDAQ has proposed new listing requirements which raise the minimum bid price requirement for new listings to $4.00 per share. The new listing requirements also include requirements that the Company have $4,000,000 in net tangible assets and that at least 1,000,000 shares with a market value of $5,000,000 be held by non-affiliates. At the present time, it appears probable that these new requirements, which the Company does not expect to be able to meet, will be in effect before the Company can apply for relisting on the NASDAQ Small-Cap Market.

         If the Company's securities are again listed on the Nasdaq Small-Cap Market, in order to maintain such listing the Company must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and have total assets of at least $2,000,000, total stockholders' equity of at least $1,000,000, a public float of at least 100,000 shares with a market value of at least $200,000, at least 300 holders, a minimum bid price of $1.00 per share and at least two market makers. In addition, Nasdaq has proposed increasing the requirements for maintaining a Nasdaq Small-Cap listing to require either: (1) net tangible assets of at least $2,000,000, (2) a market capitalization of $35,000,000 or (3) net income in at least two of the last three years of $500,000 and a public float of at least 500,000 shares with a market value of at least $1,000,000. There can be no assurance that the Company would be able to meet the requirements for maintaining a listing on the Nasdaq Small-Cap Market, particularly if the maintenance requirements are increased.

         Failure to regain or to maintain Nasdaq Small-Cap Market listing will probably depress the market value of the Common Stock and purchasers likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

         In addition, if the Company cannot obtain a Nasdaq Small-Cap Market listing for its securities, and no other exclusion from the definition of a "penny stock" under the Exchange Act is available, then the Company's stock will continue to be subject to additional federal and state regulatory requirements. Rule 15g-9 under the Exchange Act, among other things requires that broker/dealers satisfy sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction. The Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements can severely limit the liquidity of the Company's securities and the ability of purchasers to sell their securities in the secondary market.

Limited Public Trading Market for the Company's Securities, Volatility

         There is only a limited public trading market for the Company's securities and no assurances can be given that a liquid market will develop or, if developed, that it will continue to be maintained. There can be no assurance that a more active trading market will develop or, if developed, that it will be maintained. In addition, there can be no assurance that the Company will obtain relisting of its Securities on Nasdaq. See "Maintenance Criteria for Nasdaq Securities; Delisting from Nasdaq Small Cap Market; Penny Stock Rules."

Limitation of Use of Net Operating Loss Carryforwards

         As of February 28, 1997 the Company had net operating loss carryforwards of approximately $3,063,000 portions of which expire yearly from 2002 to 2008 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

No Dividends

         The Company has never paid any dividends on its Common Stock. The payment of future dividends will be dependent upon earnings, financial requirements of the Company and other factors deemed relevant by the Company's Board of Directors. For the foreseeable future it is anticipated that any earnings which may be generated from operations of the Company will be used to finance the growth of the Company and that cash dividends will not be paid to holders of Common Stock.

Issuance of Preferred Stock; Potential Anti-Takeover Effect

         Certain provisions of Delaware law and the Company's certificate of incorporation and By-Laws could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interests of the stockholders. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of Common Stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the Common Stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to Common Stock. The authority possessed by the Board of Directors to issue preferred stock could potentially be used to discourage attempts by others to obtain control of the Company through a merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock or preferred stock.

Item 2.  PROPERTIES

         The Company leases an approximately 4,700 square foot facility at 205 Kings Highway, Brooklyn, New York which houses its telemarketing and other staff. This lease, which calls for monthly rentals of $3,950, is scheduled to expire in June 1997 with a renewable option for an additional three years. The Company, as of the date hereof, has not exercised this option. In addition, the Company leases an approximately 3,208 square feet facility at 201 Kings Highway, Brooklyn, New York, to house its administrative and product development staff. This lease, which calls for monthly rental ranging from $4,000 - $4,730, expires in 1999 and includes an option to extend the term of the lease for two additional years.

Item 3.  LEGAL PROCEEDINGS

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

         The Company has moved to stay the arbitration commenced by MCI pending completion of the court proceedings. MCI has moved to dismiss the Company's complaint. Both motions are presently awaiting the decision by the Court.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders in the fiscal quarter ended February 28, 1977. A special stockholders meeting was held on April 15, 1997 to consider a one-for-five reverse stock split and an increase in the authorized stock. Although the Company's stockholders approved the matters submitted for vote at the April 15, 1997 special stockholder meeting, the Company decided not to effectuate the changes. The Company has scheduled a new special stockholder meeting for June 13, 1997. The matters submitted for vote are a one-for-ten reverse split, an increase in the authorized shares of Common Stock to 20,000,000 and the change of the Company's name to United Telemarketing Services, Inc..

PART II

Item 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, Warrants and Units were traded on The Nasdaq SmallCap Market under the symbols MMTS, MMTSW and MMTSU respectively, from the Company's initial public offering on April 13, 1995 until they were delisted on April 17, 1997. Since then, the Company's securities have been listed on the NASDAQ Electronic Bulletin Board.

         The following table sets forth the high and low sales price for the Company's Common Stock, Warrants and Units in each quarter of the last two fiscal years. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                            Common Stock                  Warrants                       Units
                                            ------------                  --------                       -----

Fiscal Quarter                         High            Low          High            Low          High            Low
----------------------------------------------------------------------------------------------------------------------
Ended
May 31, 1996                          $2.375         $1.625         $.718          $.531        $3.250         $2.375
Ended
August 31, 1996                       $1.938          $.875         $.625          $.156        $3.250         $1.000
Ended
November 30, 1996                     $1.125          $.750         $.250          $.125        $1.500          $.875
Ended
February 28, 1997                     $1.000          $.438         $.156          $.094        $1.250          $.594


                                            Common Stock                  Warrants                       Units
                                            ------------                  --------                       -----

Fiscal Quarter                         High            Low          High            Low          High            Low
----------------------------------------------------------------------------------------------------------------------

Ended
May 31, 1995                          $4.750         $3.750        $1.500          $.625        $6.250         $4.250
Ended
August 31, 1995                       $4.375         $2.500        $1.531          $.813        $5.625         $3.125
Ended
November 30, 1995                     $3.750         $2.375        $1.375          $.750        $4.750         $3.375
Ended
February 29, 1996                     $3.125         $1.750         $.938          $.563        $4.000         $2.438


The Company has not paid a cash dividend on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying and cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

Sales of Unregistered Securities

       In April 1996, the Company entered into a private placement of $500,000 of Convertible 10% Notes due December 31, 1997 to One World Capital Partners Limited, Vortex Capital Corp. and Odyssey Venture Partners Limited. The Company placed 909,090 shares of common stock into escrow for the noteholders. In connection with this financing the Company issued 50,000 warrants to purchase the Company's Common Stock at a price of $1.50 per share to Cook Investments. During the year ended February 28, 1997, 341,897 shares were released from escrow consisting of 142,222 shares to One World Capital Partners Limited and 199,675 shares to Vortex Capital Corp.

       In June 1996, the Company entered into agreements with certain of its noteholders to modify the terms of their notes. As a result of these agreements, approximately $199,000 of principal and accrued interest was converted into 194,239 shares of Common Stock and warrants to purchase an additional 210,516 shares of Common Stock exercisable at $1.50 per share. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 shares of Common Stock at $1.50 per share. The noteholders were S. Bandremer, R. Englard,
L. Englard, M. Englard, R. Folger, O. Horning, J. Lucas, B. Schreier, L. Schreier, M. Schreier, S. Schreier, R. Selevan, A. Weiss and C. Weiss.

     In September and October 1996, the Company entered into loans in the principal amount of $1,000,000. In connection with this funding, the lenders were granted warrants to purchase 3,300,000 shares of Common Stock exercisable at 75% of the market price. The Company issued warrants to P. Brodchandel, Congregation Ohel Yonah, R. Grossman, J. Kossoff, S. Leifer, J. Mermelstein, R. Nafash, M. Nafash, M. Rubin, Seafish Partners, P. Shapiro, The Trading Post, Venetech Investments, Ltd., William Walters Individual Retirement A/C Cowen & Company, custodian, Water-Jel Technologies, Inc., Michael Weiss, Yeshiva Beth Hillel and E. Zimberg.

     In November, 1996, the Company issued $750,000 of convertible preferred stock to F. Brosens, Elisabeth M. Custer, TTEE for William M. Custer Trust, Generation Capital Associates, D. Germain, J. & P. Mahtani, Private Investors Equity Group and Star Properties Limited.

       In June 1996, the Company issued to Slim Goodbody Corp., AJS Consultants Ltd. Profit Sharing Trust and Atlaz International, Ltd. 80,000 shares of Common Stock and a warrant to purchase 70,000 shares of Common Stock exercisable at $1.50 per share, in exchange for cancellation of $70,700 of the Company's obligations to them.

       During the year ended February 28, 1997, the Company issued an aggregate of 89,900 shares of Common Stock and warrants to acquire 50,000 shares of Common

Stock to CRG Group, G. Simon, H. Gress, R. Katzoff, J. Leibowitz, E. Miles, A. Moses, J. Plutovski, for $82,000 of value in services.

       In May 1996, the Company issued 20,000 shares of Common Stock for $20,000 to Bayit Care Corp.

     In August 1996, the Company issued warrants to purchase 355,000 shares of Common Stock at prices ranging from $1.00 to $1.10 to I. Bader, M. Berger, O. Folger, W. Haase, J. Lucas, A. Reichman, B. Reichman and Target Capital Corp. for compensation for services.

       In May, June and July 1996 S. Berger and A. Reichman advanced $54,000 to the Company. In consideration for these loans, the Company issued warrants to acquire 108,000 shares of Common Stock exercisable at $1.50 per share.

       The issuance of Convertible Notes in April 1996 was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933. All other transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere herein. In August 1994, the Company acquired Video Tutorial Service, Inc. ("VTS"). The acquisition has been accounted for on a pooling-of-interests basis. The financial information for all periods appearing below and elsewhere represent the combination of such information for the Company and VTS as though they had been combined throughout such periods. See Notes to Consolidated Financial Statements.

Results of Operations

Years ended February 28, 1997 and February 29, 1996

         Net sales for the year ended February 28, 1997 (the "1997 Period") were $7,890,397 compared to $9,228,538 in the year ended February 29, 1996 (the "1996 Period"). The decrease of $1,338,141 or 14.5% is primarily attributable to the lack of availability of direct response media time resulting from the national and local elections during the 1997 Period as well as the discontinuance of sales to customers without credit cards or checking accounts.

         Gross profit was $7,080,233 in the 1997 Period compared to $8,047,577 in the 1996 Period. Gross profit was higher in the 1996 Period primarily as a result of higher sales volume. Gross profit margins were 89.7% and 87.2% for the 1997 and 1996 Periods, respectively. The improvement in gross margins was mainly due to a decrease in purchases of third party videos and a reduction in duplication costs.


         Selling and marketing expenses were $7,012,788 or 88.9% of net sales for the 1997 Period compared to $7,980,667 or 86.5% of net sales in the 1996 Period. This $967,879 or 12.1% decrease in expenditures is primarily due to the lower advertising expenditures and a higher ratio of sales to advertising. It is expected that selling and marketing expenses will vary with revenue and seasonality.

         General and administrative expenses were $1,642,204 or 20.8% of net sales in the 1997 Period compared to $1,735,212 or 18.8% of net sales in the 1996 Period. The 5.4% decrease in expenditures was due principally to reduced staff and other office expenses.

         Interest expense increased to $141,896 in the 1997 Period compared to $94,904 in the 1996 Period as a result of the increased outstanding debt and the cost of issuing the debt.

         Loss from continuing operations was $1,697,030 or (21.5%) of net sales in the 1997 Period compared to an operating loss of $1,676,416 or (18.2%) in the 1996 Period. Fiscal 1997's loss resulted principally from the adverse impact on sales caused by the lack of availability of direct response media time and the costs to support the increased capabilities of the telemarketing efforts. Net loss for the 1996 Period was $1,658,906 including income from discontinued operations of $17,510. Net loss per share was $.32 in the 1997 Period compared to a net loss per share of $.37 for the 1996 Period, after effecting a 19.2% increase in the weighted average number of common share outstanding in the 1997 Period.

Years ended February 29, 1996 and February 28, 1995

         Net sales for the year ended February 29, 1996 (the "1996 Period") were $9,228,538 compared to $4,607,616 in the year ended February 28, 1995 (the "1995 Period"). The increase of $4,620,922 or 100.3% is primarily attributable to increased sales of the Company's "Math Made Easy(TM)" videotapes, the Company's main product, to both new and repeat customers. The 1996 Period was adversely affected by the periodic breakdowns of the Company's incoming calls system during the fiscal first and second quarters, which lasted from several hours to several days, and which were caused by damage suffered during electrical storms. In addition, during the same period, the Company's long distance carrier was unable to provide the Company with accurate computerized telephone logs, which assist the Company in evaluating the effectiveness of its advertising campaigns. During May 1995, the Company changed to a new long distance carrier and telephone hardware vendor. The new telephone system became fully functional in August 1995. The Company's insurance carrier has agreed to reimburse the Company approximately $65,000 for loss of business income during this period. The Company has commenced litigation against its former long distance carrier. See
Item 3 - Legal Proceedings.

         Gross profit was $8,047,577 in the 1996 Period compared to $3,731,699 in the 1995 Period, primarily as a result of higher sales volume. Gross profit margins were 87.2% and 81% for the 1996 and 1995 Periods, respectively. The improvement in gross margins was mainly due to a decrease in purchases of third party videos and a reduction in duplication costs.

         Selling and marketing expenses were $7,980,667 or 86.5% of net sales for the 1996 Period compared to $3,906,547 or 84.8% of net sales in the 1995 Period. This $4,074,120 or 104.3% increase in expenditures is primarily due the augmentation of the Company's direct marketing efforts, including a shift from radio to television advertising expenditures, the test marketing of new products and new media outlets and the hiring and training of additional telemarketing staff to meet the expected increase in sales volume in the third and fourth quarters, which have traditionally been the Company's strongest periods. Advertising during fiscal 1996 was designed to increase current revenues and to develop and maintain brand awareness, which would result in future revenue

         General and administrative expenses were $1,735,212 or 18.8% of net sales in the 1996 Period compared to $1,083,465 or 23.5% of net sales in the 1995 Period. The 60.2% increase in expenditures was due principally to additional staff and other office expenses related to the increased sales effort. These cost increases were due to additional management to supervise the new telephone system and telemarketing staff.

         Interest expense declined to $94,904 in the 1996 Period compared to $206,317 in the 1995 Period as a result of the repayment of certain debt during the current period from proceeds of the Company's Initial Public Offering (the "IPO").

         Loss from continuing operations was $1,676,416 or (18.2%) of net sales in the 1996 Period compared to an operating loss of $1,464,630 or (31.8%) in the 1995 Period. Fiscal 1996's loss resulted principally from the adverse impact on sales from problems relating to the telephone system, the increase in advertising expenditures and the increase in the provision for returns and allowances. Net loss for the 1996 Period was $1,658,906 including income from discontinued operations of $17,510, as compared to a net loss of $1,041,714 in the 1995 Period, which included an extraordinary gain of $571,579, net of taxes of $88,000, on the conversion of debt to equity and a loss from discontinued operations of $148,663. Net loss per share was $.37 in the 1996 Period compared to a net loss per share of $.38 for the 1995 Period after effecting a 61.6% increase in the weighted average number of common share outstanding in the 1996 Period. The loss for the 1995 Period included income of $.21 per share from the extraordinary gain on a conversion of debt to equity.

Liquidity and Capital Resources

         Working capital at February 28, 1997 was $1,303 compared to working capital of $433,016 at February 29, 1996. The decrease in the working capital was principally attributable to the increased debt necessitated from the operating losses and equipment financing. The Company's cash and short-term investments increased to $535,093 including $259,021 in restricted cash at February 28, 1997 from $374,055 including $275,000 in restricted short term investments at February 29, 1996.

         Net cash used in operations in the 1997 Period was $ 1,417,007 principally due to the loss from continuing operations, the increase in accounts receivable, inventories and prepaid expenses, which were partially offset by the increase in accounts payable and the increase in depreciation and amortization.

         Net cash used in investing activities in the 1997 Period was $315,965 principally as a result of the purchase of a components for the telephone system for the telemarketing operations and development and production of additional series of videotapes.

         Net cash provided by financing activities in the 1997 Period was $1,909,989 principally as a result of the issuance of debt and preferred stock.

         In April 1996, the Company and several investors entered into a private placement of $500,000 of Convertible 10% Notes due December 31, 1997. Under terms of the notes, the noteholders have the right to convert the principal and accrued interest into shares of the Company's Common Stock a price of either (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted at December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company has placed 909,090 shares of common stock into escrow for the noteholders. In connection with this financing the Company paid $60,000 and issued 50,000 warrants to purchase the Company's Common Stock at a price of $2.51 per share as finders' fees. These warrants expire April 17, 2000. Subsequently, the exercise price was lowered to $1.50. During the 1997 Period $250,000 were converted into 341,897 shares and 112,648 shares were canceled leaving 454,545 shares in escrow.

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

         The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2.2 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issuable on the 180th day of the loan. Since the Company's shares are no longer listed on the Nasdaq Small Cap Market, the exercise price is 75% of the market price. Certain lenders in this short term loan have agreed to extend the maturity date for 6 months or until the next significant equity offering. Several lenders were not prepared to extend and were therefore repaid. As of the date hereof a total of $200,000 has been repaid.

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

         The Company's educational business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns which must be timed to coincide with the annual periods when demand is traditionally high. The Company does not reserve advertising time in advance and purchases air time at the lowest possible rates. Consequently, its reservations are subject to last minute cancellation by the radio and television stations. In addition, as a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing media time such as occurs during elections and holidays. For example, the Company incurred difficulty in purchasing media time prior to the November 1996 elections which negatively affected results for the fiscal quarters ending November 30, 1996 and February 28, 1997. Although the Company has entered into certain ventures which may reduce the impact of seasonality on the Company's business, it will in all likelihood continue to experience a certain amount of seasonality in its operations.

       The Company continues to meet its working capital requirements through internally generated funds and debt and equity funding from outside sources. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. The Company also has investor loans and advances aggregating $1.65 million payable within the next 12 months. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meets its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results. The Company has received a report from its independent public accountants, Holtz Rubenstein & Co., LLP, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. In May and June 1997, the Company secured certain loans which will be used for working capital and for debt repayment. Lenders in these six-month loans receive a promissory note bearing interest at 10% and shares of the Company's common stock. These loans are to be repaid from the Company's next major equity financing. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. As of the date hereof, the Company has received $400,000 towards the funding of these loans and is seeking further loans on these terms. In addition, the Company has received advances aggregating $450,000, of which $200,000 was received prior to February 28, 1997. The Company is currently negotiating to convert these advances into equity, which may result in substantial dilution to the Company's stockholders. See "Risk Factors - Need For Additional Financing" and "Future Issuances of Stock; Dilution to Current Stockholders."

         The Company's operations have not been materially affected by the impact of inflation.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

     The officers and directors of the Company are as follows:

 Name                              Age      Position
 ----                              ---      --------

 Morris I. Berger (1)              38       Chief Executive Officer and
                                            Director

 Barry Reichman                    46       President and Director

 Anne Reichman                     43       Secretary and Director

 Gary M. Simon                     36       Chief Financial Officer

 Irving Bader (1)                  57       Director

 Werner Haase (1)                  59       Director


----------------------------

(1)  Member of the Audit Committee.

         Morris Berger has served as Chief Executive Officer and a Director of the Company since August 1994. He was a Vice President of VTS from 1985 until 1994 in which capacity he was involved in the creation of the Math Made Easy(TM) consumer line of products, directed the advertising campaigns and was the principal contact with that company's commercial lenders. Mr. Berger holds a B.A. in Political Science and International Relations from Bar Ilan University in Israel.

         Barry Reichman has been President and a Director of the Company since August 1994. From 1985 until 1994, he was Secretary and a Director of VTS. Mr. Reichman holds a B.A. in Economics from Yeshiva University and an M.B.A. from Baruch College. He is the husband of Anne Reichman, a Director of the Company.

         Anne Reichman has been a Director of the Company since October 1994. Ms. Reichman was elected Secretary of the Company in March 1995. From 1985 until 1994 she developed and oversaw the computer and order fulfillment system for VTS and supervised internal accounting. Ms. Reichman was also an assistant producer in a number of VTS mathematics videotape productions and authored several math workbooks. Ms. Reichman holds a B.A. in Mathematics from Yeshiva University. Ms. Reichman is the wife of Barry Reichman, President and a Director of the Company.

         Gary M. Simon was appointed Chief Financial Officer of the Company in August 1996. Mr. Simon was Chief Financial Officer of Concord Camera Corp. from May 1992 through July 1996. Prior to that Mr. Simon was vice-president of Oxbridge Partners, a merchant banking firm in New York. Prior to that, Mr. Simon was Senior Manager with Ernst & Young's Mergers & Acquisition Group, a division within the Corporate Finance Services Group. Mr. Simon holds an M.B.A. in Finance from New York University Graduate School of Business Administration and a B.S. in Accounting form Yeshiva University.

         Irving Bader was elected a Director of the Company in March 1995. Mr. Bader has been Director of Adaptive Physical Education with the New York City Board of Education since 1973. He has also been an Adjunct Professor of Physical Education at Brooklyn College since 1980. In addition, he has been the area coordinator of the New York Special Olympics since 1985. Mr. Bader holds a B.A. in English from Yeshiva College and M.S.E. from Yeshiva Graduate School of Education.

         Werner Haase has served as director of the Company since September 1987. For more than the past five years, Mr. Haase has been Chairman and a Director, and since 1986, has been Chief Executive Officer of Journeycraft, Inc., a diversified services company with interests in incentive marketing, healthcare and corporate travel management. Mr. Haase is a director and CEO of Water-Jel Technologies, Inc., a publicly held company which owns Journeycraft, Inc. and also develops, produces and markets products which provide emergency first aid on burns, and shields against heat and fires. Mr. Haase is also a director of PureTec Corporation, a publicly held manufacturer of specialty plastic products and materials.

         The underwriter of the Company's Initial Public Offering is entitled to designate one member of the Board of Directors subject to the Company's good faith approval. Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the discretion of the Board.

         The Board of Directors of the Company held four meetings in the fiscal year ended February 28, 1997, at which all of the directors were in attendance. The directors also consulted informally and acted by written consent during the year. Non-employee directors receive $500 for each meeting that they attend for their service.

Audit Committee

         The Board has designated an Audit Committee consisting of Messrs. Berger, Haase and Bader. There were no meetings held for this committee during the most recent fiscal year.

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended February 28, 1997, to the Company's Chief Executive Officer and one other officer of the Company received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                               Fiscal          Annual                                    Restricted   Securities
Name and Position              Year         Compensation                      Total        Stock      Underlying
-----------------              ----         ------------                      -----        -----      ----------

                                               Salary           Bonus                      Awards       Options
                                               ------           -----

Morris Berger,                 1997           $115,883          $-0-        $115,883                    55,000
Chief Executive Officer
                               1996           $101,900         $18,750      $120,650

                               1995            $45,420           ---         $45,420

Gary M. Simon                  1997           $112,083                      $112,083       10,000       150,000
Chief Financial Officer

         The above table does not include certain insurance and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's cash compensation. Mr. Simon joined the Company in August 1996. The salary above only indicates his earned salary since the inception of his employment with the Company.

Employment Agreements

         The Company has entered into employment agreements with Morris Berger and Barry Reichman, pursuant to which they are paid annual base salaries of $105,000 and $90,000 respectively. Mr. Berger and Mr. Reichman are entitled to a bonus of respectively .5% and 1.5% of net earnings before taxes, provided that such earnings attain certain levels. Each agreement contains a non-compete clause and a provision for the continued payment of salaries for a period of one and a half years or the remainder of the term of the agreement, whichever is shorter, in the event of termination by the Company other than for cause. In addition, Mr. Berger's agreement provides for the use, at the Company's expense, of an automobile and key man insurance with the Company as the beneficiary for $1,000,000.

Bonus Plan For Senior Executives

         On April 20, 1995, the Board of Directors voted to grant Mr. Berger and

Mr. Reichman a bonus of $18,250 and $7,500, respectively.

Stock Option Plan

         The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options to purchase not more than an aggregate of 350,000 shares of Common Stock, subject to adjustment under certain circumstances. Such options may be Incentive Stock Options

("ISO") within the meaning of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options ("NQO").

         The Stock Option Plan is administered by the Board of Directors or by a stock option committee (the " Committee") which may be appointed by the Board of Directors. To date the Board has not appointed a Committee. The Committee has full power and authority to interpret the provisions, and supervise the administration, of the Stock Option Plan. The Committee determines, subject to the provisions of the Stock Option Plan, to whom options are granted, the number of shares of Common Stock subject to each option, whether an option shall be an ISO or a NQO and the period during which each option may be exercised. In addition, the Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a NQO the exercise price per share may not be less than 85% of the fair market value per share of Common Stock on the date of grant and (ii) for an ISO the exercise price per share may not be less than the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). In determining persons to whom options will be granted and the number of shares of Common Stock to be covered by each option, the Committee considers various factors including each eligible person's position and responsibilities, service and accomplishments, anticipated length of future service and other relevant factors. Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, NQO may be granted to other parties who perform services for the Company. No options may be granted under the Stock Option Plan, after March 31, 2004. The Stock Option Plan may be amended from time to time by the Board of Directors of the Company. The Board of Directors may not, however, without stockholder approval, amend the Stock Option Plan to increase the number of shares of Common Stock which may be issued under the Stock Option Plan (except upon changes in capitalization as specified in the Stock Option Plan), decrease the minimum exercise price provided in the plan or change the class of persons eligible to participate in the plan.

            Option/SAR Grants in Fiscal Year Ended February 28, 1997
            --------------------------------------------------------

                            Number of      Percent of
Name and Position          Securities    Total Options/
                           Underlying     SARs Granted      Exercise Or
                          Options/Sars    To Employees       base Price

                             granted     In Fiscal Year        ($/SH)

Morris Berger,
Chief Executive Officer      55,000          18.0%             $1.10

Gary M. Simon
Chief Financial Officer      150,000         49.1%             $1.00

   Aggregated Option/SAR Exercises in Fiscal Year Ended February 28, 1997 and
                               Option/SAR Values

                                                                         Number of Securities   Value of Unexercised
                                                                        Underlying Unexercised      In-The-Money
                                       Number of                           Options/SARs at        Options/SARs at
                                        Shares                            February 28, 1997      February 28, 1997
                                       Acquired            Value             Exercisable/           Exercisable/
Name and Position                     on Exercise         Realized          Unexercisable          Unexercisable
-----------------                     -----------         --------          -------------          -------------

Morris Berger,
Chief Executive Officer                    -                 -                 55,000/0                  -

Gary M. Simon
Chief Financial Officer                    -                 -              50,000/100,000               -

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from April 13, 1995 through February 29, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that Messrs. Berger, Reichman, Haase and Bader and Mrs. Reichman were late in reporting the grant of stock warrants and Mr. Brosens has failed to file a Form 3.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 11, 1997, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's named executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 205 Kings Highway, Brooklyn, New York, 11223.

                   Shares Owned Beneficially and of Record (1)

Beneficial Owner                      Number of Shares     % of Total
----------------                      ----------------     ----------

Frank Brosens(2)
10 Bedford Center Road
Bedford Hills, NY  10507                       633,000           9.3%

Morris Berger (3)                              617,500           9.9%

Werner Haase (4)                               511,822           7.8%

Rita Folger(5)
521 Fifth Avenue
New York, NY  10175                            498,084           7.6%

Odyssey Venture Partners Limited(6)
c/o Tremont House
4 Park Road
Hamilton, HM11, Bermuda                        454,545           7.3%

Star Properties Limited(7)
2nd Floor - Mansion House
Gibraltar                                      450,000           6.8%

Joseph Sorbara(8)
33 Maiden Lane
New York, NY 10038                             374,000           5.7%

Steven Markowitz(9)
33 Maiden Lane
New York, NY 10038                             365,700           5.6%

Barry Reichman (10)                            344,250           5.5%

Anne Reichman (10)                             344,250           5.5%

Irv Bader (11)                                 160,504           2.5%

Gary M. Simon (12)                             160,000           2.5%

All Officers and Directors as a Group        1,794,076          25.5%

(1) Except as noted otherwise, all shares are owned beneficially and of record.

(2) Includes 400,000 shares of Common Stock issuable upon conversion of Preferred Stock and 200,000 shares of Common Stock issuable upon exercise of a warrant.


(3) Includes 55,000 shares of Common Stock issuable upon exercise of warrant.

(4) Includes 328,541 shares of Common Stock issuable upon exercise of a warrant

(5) Includes 307,721 shares of Common Stock issuable upon exercise of a warrant.

(6) These shares are held in escrow and may be released upon election by holder to convert a promissory note into shares of Common Stock

(7) Includes 300,000 shares of Common Stock issauble upon conversion of Preferred Stock and 150,000 shares issauble upon conversion of a warrant.

(8) Includes 363,500 shares of Common Stock issuable upon exercise of warrants, of which 325,000 are held by Joseph Stevens & Company Inc. See (9).

(9) Includes 342,000 shares of Common Stock issuable upon exercise of warrants, of which 325,000 are held by Joseph Stevens & Company, Inc. See (8).

(10) Consist of 206,250 shares and 50,000 shares of Common Stock issuable upon exercise of warrant owned by Mr. Reichman. Also includes 38,000 shares of Common Stock and 50,000 shares of Common Stock issuable upon exercise of warrant, owned by Anne Reichman, a director of the Company. Mr. and Mrs. Reichman are married.

(11) Includes 144,860 shares of Common Stock issuable upon exercise of warrant.

(12) Includes 150,000 shares of Common Stock issuable upon exercise of options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In November 1995, the Company as part of its agreement with certain noteholders, converted $172,685 or 60% of the debt due to Werner Haase, a director of the Company, into 69,074 shares of the Company's Common Stock and 388,540 of the Company's Redeemable Warrants, and $97,742 or 60% of the debt due to Rita Folger into 39,097 shares of the Company's Common Stock and 219,921 of the Company's Redeemable Warrants. In addition, in January 1996, the Company repaid Mr. Haase and Mrs. Folger a portion of the debt due to them in the amounts of $43,756 and $24,850, respectively.

         In June 1996, the Company as part of its agreement with certain shareholders converted approximately $42,900 of principal and interest due to Rita Folger into 43,171 shares of the Company's Common Stock and into 43,171 of the company's Redeemable Warrants.

         In April 1996, the Company received gross proceeds of $250,000 from the issuance of convertible notes to Odyssey Venture Partners Limited ("Noteholder"). The notes bear interest at 10% per annum and are due on December 31, 1997. The Noteholder has the right to convert the principal and accrued interest into common shares of the Company at a price equal to 75% of the closing bid for the five trading days immediately preceding the conversion. The Company placed 454,545 shares of common stock into escrow for the Noteholder.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      1. and 2.        Financial Statements and Schedules

                           The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

                           3.               Exhibits

                           The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

                                    EXHIBITS

Except where otherwise indicated, the following exhibits are incorporated by reference to the correspondingly numbered exhibit in the Company's Registration Statement on Form SB-2 (No. 33-88494) declared effective April 13, 1995:

3.1      Certificate of Incorporation, as amended

3.2      By-Laws

4.1 Form of Warrant Agreement to be entered into between Registrant and American Stock Transfer & Trust Company

4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
         Certificate

10.1     Form of 1995 Stock Option Plan

10.2     Agreement between VTS and The Ernest Lawrence Group

10.3     Employment Agreement between Registrant and Morris Berger

10.4     Employment Agreement between Registrant and Barry Reichman

10.5     Form of Note Conversion Agreement dated November 15, 1995 (1)

10.6 Form of Amendment No. 1 to Note Conversion Agreement dated November 30, 1995 (1)

10.7     Form of Modification Agreement dated May 30, 1996 (1)

10.8     Form of Convertible Debt Offering (2)

10.9     Form of 1996 Short Term Loan (2)

10.10    Certificate of Designation of Series A Preferred Stock (2)

10.11    Form of 1997 Short Term Loan (2)

27       Financial Data Schedule (2)

-------------------------------
(1) Incorporated by reference from the Company's 10KSB for the Fiscal year ended February 29, 1996

(2)      Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MULTI MEDIA TUTORIAL SERVICES, INC.

                                         By: /s/ Morris Berger
                                             -----------------------------------
                                             Morris Berger, CEO and Director

Dated: June 11, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of June 11, 1997 by the following persons on behalf of Registrant and in the capacities indicated.

                                         /s/Morris Berger
                                         ---------------------------------------
                                         Morris Berger, CEO and Director

                                         /s/Barry Reichman
                                         ---------------------------------------
                                         Barry Reichman, President and Director

                                         /s/Anne Reichman
                                         ---------------------------------------
                                         Anne Reichman, Secretary and Director

                                         /s/Irving Bader
                                         ---------------------------------------
                                         Irving Bader, Director

                                         /s/Werner Haase
                                         ---------------------------------------
                                         Werner Haase, Director

                                         /s/Gary M. Simon
                                         ---------------------------------------
                                         Gary M. Simon, Chief Financial Officer
                                         and Principal Accounting Officer

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                 Page
                                                                 ----

Report of Independent Certified Public Accountants               F-1

Consolidated balance sheet as of February 28, 1997               F-2

Consolidated statements of operations for the years
   ended February 28, 1997 and February 29, 1996                 F-3

Consolidated statement of stockholders' equity for
   the years ended February 28, 1997 and February 29, 1996       F-4

Consolidated statements of cash flows for the years ended
   February 28, 1997 and February 29, 1996                       F-5

Notes to consolidated financial statements                   F-6 - F-15

                          Independent Auditors' Report

Board of Directors and Stockholders
Multi-Media Tutorial Services, Inc. and Subsidiary
Brooklyn, New York

We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. and Subsidiary as of February 28, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Media Tutorial Services, Inc. and Subsidiary as of February 28, 1997, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            HOLTZ RUBENSTEIN & CO., LLP
                                            Certified Public Accountants

April 25, 1997 (except for Note 17, as to which the date is June 5, 1997) Melville, New York

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1997

              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $      276,072
   Restricted cash                                                  259,021
   Accounts receivable, net of allowance of $1,411,000            1,670,864
   Note receivable - current (Note 4)                                26,250
   Inventories                                                      288,245
   Deferred advertising expense (Note 13)                           361,731
   Prepaid expenses and other current assets                        394,480
                                                             --------------
       Total current assets                                       3,276,663

PROPERTY AND EQUIPMENT, net (Notes 5 and 7)                         670,490
INTANGIBLE ASSETS, net (Note 6)                                     456,651
NOTE RECEIVABLE (Note 4)                                            180,000
OTHER ASSETS                                                         21,420
                                                             --------------
                                                             $    4,605,224
                                                             ==============
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $    1,813,499
   Capital lease obligations (Note 7)                               151,861
   Accrued product returns                                           60,000
   Notes payable (Note 8)                                         1,250,000
                                                             --------------
       Total current liabilities                                  3,275,360
                                                             --------------
LONG-TERM DEBT (Note 10)                                            200,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY: (Notes 8,12 and 17)
   Common stock, $.01 par value, 20,000,000 shares
     authorized; 6,213,297 shares issued and outstanding             62,133
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized; 13  issued and outstanding                               1
   Additional paid-in capital                                     9,377,060
   Deficit                                                       (8,309,330)
                                                             ---------------

                                                                  1,129,864
                                                             ---------------
                                                             $    4,605,224
                                                             ===============


                   See notes to consolidated financial statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                   February 28,     February 29,
                                                       1997            1996
                                                   -----------      -----------

NET SALES                                          $ 7,890,397      $ 9,228,538

COST OF GOODS SOLD                                     810,164        1,180,961
                                                   -----------      -----------

GROSS PROFIT                                         7,080,233        8,047,577
                                                   -----------      -----------

COSTS AND EXPENSES: (Notes 11, 12 and 13)
   Selling and marketing                             7,012,788        7,980,667
   General and administrative                        1,642,204        1,735,212
   Interest expense                                    141,896           94,904
   Interest income                                     (19,625)         (86,790)
                                                   -----------      -----------

TOTAL COSTS AND EXPENSES                             8,777,263        9,723,993
                                                   -----------      -----------

LOSS FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM                        (1,697,030)      (1,676,416)

DISCONTINUED OPERATIONS (Note 4)                          --             17,510
                                                   -----------      -----------


NET LOSS                                           $(1,697,030)     $(1,658,906)
                                                   ===========      ===========

(LOSS) INCOME PER SHARE:  (Note 12)
   (Loss) from continuing operations               $      (.32)     $      (.38)
   Income from discontinued operations                    --                .01
                                                   -----------      -----------
NET LOSS                                           $      (.32)     $      (.37)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 12)                      5,295,743        4,444,456
                                                   ===========      ===========

                 See notes to consolidated financial statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note 12)

                                                    Common Stock                Preferred Stock
                                                 20,000,000 Shares              1,000,000 Shares
                                                  $.01 Par Value                 $.01 Par Value
                                            --------------------------    --------------------------
                                               Shares          Value        Shares          Value
                                            -----------    -----------    -----------    -----------

Balance at February 28, 1995                  2,750,000    $    27,500           --      $      --

Public issuance of securities for cash,
   net                                        1,868,750         18,688           --             --
Conversion of debt for stock (Note 8)           221,310          2,213           --             --
Issuance of securities for services               8,000             80           --             --
Net loss                                           --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance at February 29, 1996                  4,848,060         48,481           --             --

Issuance of securities for services              89,900            899           --             --
Conversion of debt for stock                    274,239          2,742           --             --
Issuance of shares to escrow                    909,090          9,091           --             --
Release/return from escrow for conversion      (112,648)        (1,126)          --             --
Issuance of preferred stock for cash               --             --               15              1
Conversion of preferred stock                   184,656          1,846             (2)          --
Issuance of warrants                               --             --             --             --
Issuance of common stock for cash                20,000            200           --             --
Fees incurred in connection with
      various stock issuances                      --             --             --             --
Net loss                                           --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance at February 28, 1997                  6,213,297    $    62,133             13    $         1
                                            ===========    ===========    ===========    ===========



                                            Additional
                                              Paid-in
                                              Capital        Deficit         Total
                                            -----------    -----------    -----------


Balance at February 28, 1995                $ 1,712,922    $(4,953,394)   $(3,212,972)

Public issuance of securities for cash,
   net                                        5,850,346           --        5,869,034
Conversion of debt for stock (Note 8)           548,758           --          550,971
Issuance of securities for services              15,920           --           16,000
Net loss                                           --       (1,658,906)    (1,658,906)
                                            -----------    -----------    -----------

Balance at February 29, 1996                  8,127,946     (6,612,300)     1,564,127

Issuance of securities for services              84,307           --           85,206
Conversion of debt for stock                    273,208           --          275,950
Issuance of shares to escrow                     (9,091)          --             --
Release/return from escrow for conversion       251,126           --          250,000
Issuance of preferred stock for cash            749,999           --          750,000
Conversion of preferred stock                    (1,846)          --             --
Issuance of warrants                             25,000           --           25,000
Issuance of common stock for cash                19,800           --           20,000
Fees incurred in connection with
      various stock issuances                  (143,389)          --         (143,389)
Net loss                                           --       (1,697,030)    (1,697,030)
                                            -----------    -----------    -----------

Balance at February 28, 1997                $ 9,377,060    $(8,309,330)   $ 1,129,864
                                            ===========    ===========    ===========

                 See notes to consolidated financial statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended
                                                                    --------------------------
                                                                    February 28,  February 29,
                                                                        1997         1996
                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(1,697,030)  $(1,658,906)
   Adjustments to reconcile loss from continuing operations and extraordinary item to cash used in operating activities:
       Provision for returns and allowance                              171,000       845,000
       Depreciation and amortization                                    295,818       213,640
       Non-cash compensation                                             72,150        16,000
       Gain from discontinued operations                                   --         (17,510)
     Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Restricted cash                                             (259,021)         --
           Restricted short-term investments                            275,000      (275,000)
           Accounts receivable                                         (787,612)   (2,090,194)
           Inventories                                                 (110,078)      (94,967)
           Deferred advertising                                          27,769      (389,500)
           Prepaid expenses and other current assets                    (82,065)     (192,495)
           Other assets                                                  (7,115)       (4,005)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                        684,177        (6,356)
                                                                    -----------   -----------
       Total adjustments                                                280,023    (1,995,387)
                                                                    -----------   -----------
Net cash used in operating activities from continuing operations     (1,417,007)   (3,654,293)
Net cash used in operating activities from discontinued operations         --        (300,373)
                                                                    -----------   -----------
       Net cash used in operating activities                         (1,417,007)   (3,954,666)
                                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (222,708)     (434,258)
   Increase in intangibles                                              (99,090)     (224,865)
   Collection of note receivable                                          5,833          --
                                                                    -----------   -----------
       Net cash used in investing activities                           (315,965)     (659,123)
                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                               (12,494)         --
   Repayment of notes payable - bank                                       --         (70,223)
   Proceeds from issuance of notes payable                            1,640,000          --
   Repayment of notes payable and long-term debt                       (344,128)   (1,501,888)

   Repayment of stockholder loans                                          --        (155,819)
   Net proceeds from issuances of securities                            626,611     6,210,537
                                                                    -----------   -----------
       Net cash provided by financing activities                      1,909,989     4,482,607
                                                                    -----------   -----------

Net increase (decrease) in cash and cash equivalents                    177,017      (131,182)
Cash and cash equivalents at beginning of year                           99,055       230,237
                                                                    -----------   -----------

Cash and cash equivalents at end of year                            $   276,072   $    99,055
                                                                    ===========   ===========

                 See notes to consolidated financial statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

1.     Nature of Operations:

         Multi-Media Tutorial Services, Inc. (the "Company"), a Delaware corporation, is engaged in the production and sales of educational videotapes through its wholly-owned subsidiary, Video Tutorial Services, Inc. ("VTS").

2.     Going Concern:

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of approximately $1,697,000 for the year ended February 28, 1997, and as of February 28, 1997 had an accumulated deficit of approximately $8,309,000 and working capital of $1,303. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing ,(see Note 17) and the extension of existing debt. Management is also addressing improved collection of customer accounts and the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.     Summary of Significant Accounting Policies:

       a. Principles of consolidation

          The accompanying consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. (the "Company") and its wholly-owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

       b. Inventories

          The cost of inventories is determined by the first-in, first-out method and is stated at the lower of cost or market. Inventories are composed primarily of videotapes and textbooks. Inventory carrying values are composed entirely of product costs.

       c. Master production costs

          Costs incurred in producing a master video program are capitalized and expensed over the estimated life of the program (7 years).

       d. Patents and copyrights

          Patents and copyrights, stated at cost less accumulated amortization, are amortized using the straight-line method over their estimated useful lives (5 years).

       e. Revenue recognition

          Sales revenue is recognized when products are shipped to customers. The Company provides a reserve for anticipated returns from customers and doubtful collections based upon historical return levels.

       f. Depreciation

          Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives ranging from five to seven years. Maintenance and repairs of property and equipment are charged to operations as incurred.

       g. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       h. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       i. Statement of cash flows

          For the purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       j. Stock based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation to employees. Stock compensation to non-employees is accounted for at fair value in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

       k. New standards

          In February 1997, the FASB issued Statement 128, "Earnings Per Share"

("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not believe that the adoption of this Statement will have a material effect to its financial statements.

4.     Discontinued Operations:

       In November 1995, the Company sold essentially all the assets and transferred certain liabilities of its language instruction operations based in Oklahoma (the "Oklahoma" operations) to a group headed by a former officer of the Company ("Purchaser"). The purchase price of $250,000 consisted of cash of $35,000 and a secured promissory note in the amount of $215,000 bearing interest at the prime rate. In addition, commencing January 15, 1997, the Purchaser agreed to pay a quarterly royalty to the Company. The royalty agreement terminates when either $1,600,000 in cumulative royalties have been paid or November 30, 2002, whichever is earlier. As of February 28, 1997, certain amounts are overdue. The Company has notified the Purchaser that the Purchaser is in default and that the Company is seeking remedies to insure that it receives payment.

       A summary of the discontinued operation for the year ended February 29, 1996:

       Loss from Oklahoma operations                               $   (144,009)
       Income tax benefit                                                33,000
                                                                   ------------
       Net loss from Oklahoma operations                           $   (111,009)
                                                                   ============

       Gain on sale of Oklahoma operations                         $    161,519
       Provision for income taxes                                       (33,000)
                                                                   ------------

       Net gain on sale of Oklahoma operations                     $    128,519
                                                                   ============

       Net (loss) gain on discontinued operations                  $     17,510
                                                                   ============

5.     Property and Equipment:

       Property and equipment, at cost, consists of the following at February 28, 1997:

       Furniture and fixtures                                      $     78,144
       Machinery and equipment                                          773,474

       Leasehold improvements                                           110,473
                                                                   ------------
                                                                        962,091

       Less accumulated depreciation                                    291,601
                                                                   ------------
                                                                   $    670,490
                                                                   ============

6.     Intangible Assets:

       Intangible assets consists of the following at February 28, 1997:

         Master video production costs  $1,091,063
         Other                              22,088
                                        ----------
                                         1,113,151
         Less accumulated depreciation     656,500
                                        ----------
                                        $  456,651
                                        ==========

       Approximately $238,000 of the master video production costs represents capitalized salaries.

7.     Capital Lease Obligations:

       During the year ended February 28, 1997 the Company entered into capital lease obligations, aggregating $164,355, in connection with the acquisition of equipment with a net book value of approximately $157,000. The leases, bearing interest at 16% per annum, provide for aggregate monthly payments of $5,851. As of February 28, 1997, the Company was delinquent in its payments and accordingly, the entire balance has been classified as a current liability.

8.     Notes Payable:

       Notes payable consists of the following at February 28, 1997:

          Short term loans payable(a)                             $   1,000,000
          Convertible notes payable (b)                                 250,000
                                                                  -------------
                                                                  $   1,250,000
                                                                  =============

         (a) In September 1996 and October 1996, the Company entered into six month short term loans aggregating $1,000,000 which were used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,000,000 shares, or 50% more, at $1.50 per share, were issuable on the 180th day of the loan. If the loan is not repaid by the 210th day, the exercise price of the warrants will be reduced to $1.00. If the loan is not repaid by the 240th day, the price of the warrants will be reduced to the lesser of $1.00 per share and the greater of 75% of the market price of the Common Stock or $.55 per share. If the Company's shares are no longer listed on the Nasdaq Small Cap, the exercise price will be 75% of the market price. As a finder's fee the Company issued warrants to acquire 200,000 shares of common shares, with the same conditions the lenders received.

         (b) In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and are due on December 31, 1997. The note holders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. The Company placed 909,090 shares of common stock into escrow for the noteholders. In connection with this financing the Company paid $60,000 and issued
                  50,000 warrants to purchase the Company's Common Stock at a price of $2.51 per share as finders' fees. These warrants expire April 17, 2000. Subsequently, the exercise price was lowered to $1.50. During fiscal 1997 $250,000 of principal was converted into 341,897 shares and 112,648 shares were canceled leaving 454,545 shares in escrow.

9.     Income Taxes:

       At February 28, 1997, the Company had net operating loss carryforwards ("NOLs") of approximately $3,063,000 available to offset against future federal income tax liabilities. However, under Section 382 of the Internal Revenue Code, a greater than 50% change in ownership, as defined, restricts the annual utilization of available NOLs to a prescribed amount. The transactions described in Notes 10 and 17 may meet the criteria of Section 382. Accordingly, future utilization of the NOLs may be severely limited.

       As of February 28, 1997, the Company has a 100% valuation allowance against its deferred tax asset.


10.     Long-Term Debt:

          In February 1997, the Company obtained a $200,000 advance which matures on March 31, 1998. It is expected that the lender will receive equity compensation for these advances. In addition, subsequent to year end, the Company received an additional $250,000 which has been classified as an advance. Furthermore, the Company is currently negotiating with the lender to convert these amounts to equity, which may substantially dilute current shareholders. There is no prepayment penalty associated with these advances.

11.    Commitments and Contingencies:

       a. Litigation

          In July 1995, the Company commenced an action against its former long-distance telephone carrier for damages based upon the carrier's fraud and failure to deliver telephone services. The carrier has also commenced an arbitration proceeding against the Company in which it seeks to recover for long-distance telephone services rendered and for early termination damages. While the ultimate results of the matter described cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

       b. Operating leases

          The Company occupies office space and has a vehicle under leases which expire through April 1999. Future minimum rental payments under these non-cancelable leases are as follows:

                           1998     $110,000
                           1999      116,000
                           2000       31,000

          Rent expense approximated $106,000 and $76,200 for the years ended February 28, 1997 and February 29, 1996, respectively.

       c. Employment agreements

          The Company has entered into employment agreements with four employees which provide for aggregate salaries of $400,000, $298,000 and $187,500 in the years ending February 28, 1998 and 1999 and February 29, 2000, respectively.

12.    Stockholders' Equity:

       a. Capitalization


          The Company's authorized capital consists of 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. All stock has $.01 par value. Each share of common and preferred stock has one vote per share in all matters. The preferred shares have priority over the Company's common stock in respect to dividend rights and liquidation preferences.

       b. Initial public offering

          In April 1995, the Company successfully completed a public offering of 1,625,000 units at $4 per unit for gross proceeds of $6,500,000. Each unit consisted of one share of common stock and one warrant entitling the holder to purchase one share of the Company's stock at $5.60 per share. In addition, the underwriters exercised their overallotment option for 243,750 units, resulting in additional gross proceeds of $975,000. Net proceeds of public offering and overallotment option approximated $5,870,000.

       c. Common stock

          In November 1995, the Company entered into agreements whereby outstanding debt and accrued interest approximating $551,000 was exchanged for 221,310 shares of common stock and warrants to purchase 1,244,850 shares of common stock at $2.50 per share. The value of the securities issued approximated the amount of the liability exchanged.

       In January 1996, the Company issued 8,000 shares of common stock and warrants to acquire 45,000 shares of common stock as consideration for services provided. The warrants have an exercise price of $2.50 per share and expire in 2005. The value of these securities ($16,000) was charged to operations. The exercise price of the warrants was reduced to $1.50 in 1997.

       In June 1996, the Company entered into agreements with certain of its noteholders to modify the terms of their notes. As a result of these agreements, approximately $199,000 of principal and accrued interest was converted into 194,239 restricted shares of common stock and warrants to purchase an additional 210,516 restricted shares of common stock at $1.50 per share. In consideration for this extension, the debt holders were issued warrants to purchase 492,700 restricted shares of common stock at $1.50 per share. In addition, the exercise price of the 1,244,850 warrants issued in November 1995 was reduced to $1.50.

       In addition, certain of the Company's vendors and lenders converted approximately $70,700 of the Company's obligations into 80,000 shares of common stock and a warrant to purchase 70,000 shares of stock at $1.50 per share. The value of the securities issued approximated the amount of the liability exchanged.

       During the year ended February 28, 1997, the Company issued 89,900 shares of common stock and warrants to acquire 50,000 shares of common stock to employees and third parties for future services. The warrants have exercise prices ranging from $1.50 to $2.00. The value of these shares, approximating $82,000, is being charged to operations over the period the services are being performed. In addition, the Company issued warrants to acquire approximately 590,000 common shares as consideration for services performed and as additional interest. The warrants have exercise prices ranging from $1.00 to $1.50.

       The Company issued 20,000 shares of common stock for gross cash proceeds of $20,000 during the year ended February 28, 1997.

       Options and warrants issued to non-employees during the year ended February 28, 1997 had a fair value of $25,000, which has been charged to operations.

     d. Preferred stock:

       During the year ended February 28, 1997, the Company raised gross proceeds of $750,000 through the issuance of convertible preferred stock. The preferred stock is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than $.50 per share. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder is entitled to a warrant to purchase one share of common stock for each dollar invested and held for six months. During the year ended February 28, 1997, stockholders converted 2 shares of preferred stock into 184,656 shares of common stock. The Company incurred fees of $75,000 in cash and warrants to acquire 93,750 shares of common stock at $1.50 in connection with this financing.

       e. Subscription agreement

          During the year ended February 28, 1995, the Company entered into a Subscription Agreement under which the subscribers were issued warrants ("Bridge Warrants") which entitle the holders to purchase an aggregate of 1,875,000 shares of common stock at the same terms, including exercise price, included in the warrants issued in the public offering. The warrants expire 10 years after issuance.

       f. Stock option plan

          The Company has adopted a stock option plan (the "Plan") for 350,000 shares of the Company's common stock. The Plan is administered by the Board of Directors or by a Stock Option Committee to be appointed by the Board of Directors. The Stock Option Committee determines, subject to the provision of the Plan, to whom options are granted, the number of shares of common stock subject to each option, whether an option shall be an incentive stock option ("ISO") or a Non-Qualified Option, and the period during which each option may be exercised. In addition, the Stock Option Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a Non-Qualified Option the exercise price per share may not be less than 85% of the fair market value per share of common stock on the date of grant and (ii) for an ISO the exercise price per share may not be less than the fair market value per share of common stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). In determining persons to whom options will be granted and the number of shares of common stock to be covered by each option, the Stock Option Committee considers various factors including each eligible person's position and responsibilities, service and accomplishments, present and future value to the Company, anticipated length of future service and other relevant factors. Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company. No options may be granted under the Plan after March 31, 2004. To date the Board has not appointed a Stock Option Committee.

          During the fiscal year ended February 28, 1997, the Company granted 150,000 options with an exercise price of $1.00.

g.     Common shares reserved at February 28, 1997

          1996 short term loan  warrants                          3,300,000
          Shares underlying Preferred Stock and warrants          1,950,000
          1996 debt conversion warrants                           1,948,100
          1995 subscription warrants                              1,875,000
          IPO warrants                                            1,868,750
          Stock option plan                                         350,000
          Underwriter's warrants                                    162,500
          Other                                                     869,212
                                                                 ----------
                                                                 12,323,562
                                                                 ==========
h.     Loss per share

          Loss per share amounts were computed by dividing net loss by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

13.    Advertising:

       The Company uses direct-response advertising media advertising, consisting primarily of television and radio commercials. The cost of the direct-response advertising is deferred and charged to operations over the period during which the benefits of the commercial are expected (1 month).

       Advertising expense approximated $3,350,000 and $4,073,000 for the years ended February 28, 1997 and February 29, 1996, respectively.


14.    Concentration of Credit Risk:

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable from sales to (i) schools and institutions and (ii) home consumers on an installment basis. The customers are located throughout the United States. The Company generally does require collateral or other security to support customer receivables.

       The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

15.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets, Notes Receivable and Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables, notes receivable and certain other financial instruments approximate their fair value.

       The carrying amount and fair value of the Company's financial instruments at February 28, 1997 are as follows:

                                                              Carrying                Fair
                                                                Value                 Value
                                                           -------------         -------------
       Cash and cash equivalents                           $     276,000         $     276,000
       Restricted cash                                           259,000               259,000
       Accounts receivable, net                                1,671,000             1,671,000
       Note receivable                                           206,000               206,000
       Accounts payable and accrued expenses                   1,813,000             1,813,000
       Notes payable                                           1,250,000             1,250,000
       Long-term debt                                            200,000               200,000

16.    Supplementary Information - Statement of Cash Flows:

         Cash Paid during the year for:

                                                       Years Ended
                                              February 28,        February 29,
                                                 1997                1996
                                              -----------         ------------

Interest                                        $81,936            $60,566
Income taxes                                    $ 4,011            $ 1,837

       During the year ended February 28, 1997, the Company entered into direct financing capital leases totaling $164,000.

       The Company converted $525,950 and $551,000 of liabilities into common stock for the years ended February 28, 1997 and February 29, 1996, respectively.

       The Company issued common stock and warrants for services and interest valued at $110,000 and $16,000 for the years ended February 28, 1997 and February 29, 1996, respectively.

17.    Subsequent Events:

       In May 1997 and June 1997, the Company secured certain loans whose proceeds will be used for working capital and debt repayment. Lenders in these six-month loans receive a promissory note bearing interest at 10% and a negotiated number of shares of the Company's common stock. These loans are to be repaid from the Company's next major equity financing. As of June 5, 1997, the Company has received $400,000 towards the funding of these loans and is seeking further loans on these terms.