Form 10KSB/A
period 1997-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 1997-06-20
CIK 935496

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Fiscal Year Ended February 28, 1997           Commission File Number 0-25758
                                                                         -------

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               73-1293914
------------------------------                            ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

        205 Kings Highway
        Brooklyn, New York                                         11223
---------------------------------------                         -----------
(Address of Principal Executive Offices)                         (Zip Code)

        Registrant's telephone number,
        including Area Code:                                  (718) 234-0404
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
                                      -----
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                           ---   ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III f this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

         Documents incorporated by reference: See Index to Exhibits

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

         3.       Exhibits   This amendment on Form 10-KSB/A is being filed in
                  order to include Exhibit 23 -- Consent of Holtz Rubenstein & Co., LLP.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MULTI MEDIA TUTORIAL SERVICES, INC.

                                          By: /s/ Morris Berger
                                              ----------------------------------
                                              Morris Berger, CEO and Director
Dated: June 19, 1997
       -------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of June 19, 1997 by the following persons on behalf of Registrant and in the capacities indicated.

                                          /s/Morris Berger
                                          --------------------------------------
                                          Morris Berger, CEO and Director

                                          /s/Barry Reichman
                                          --------------------------------------
                                          Barry Reichman, President and Director

                                          /s/Anne Reichman
                                          --------------------------------------
                                          Anne Reichman, Secretary and Director

                                          /s/Irving Bader
                                          --------------------------------------
                                          Irving Bader, Director

                                          /s/Werner Haase
                                          --------------------------------------
                                          Werner Haase, Director

                                          /s/Gary M. Simon
                                          --------------------------------------
                                          Gary M. Simon, Chief Financial Officer
                                          and Principal Accounting Officer