Form 10QSB
period 1997-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 1997-07-21
CIK 935496

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of July 11, 1997 there were 6,213,279 shares of common stock outstanding.

                      Multi-Media Tutorial Services, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE NO.

PART I.

ITEM 1.   Financial information

     Consolidated balance sheet as of May 31, 1997                       3

     Consolidated statements of operations for the
        three months ended May 31, 1997 and 1996                         4

     Consolidated statements of cash flows for the
         nine months ended May 31, 1997 and 1996                         5

     Notes to consolidated financial statements                         6-7

ITEM 2.   Management's discussion and analysis of the
          financial condition and results of operations                 7-10


PART II.

     Other information                                                   11

     Signature                                                           12

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  MAY 31, 1997



                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                              $     9,051
    Restricted short-term investments                                          247,833
    Accounts receivable, net of allowance of $1,166,321                      1,354,825
    Note receivable                                                             26,250
    Inventories                                                                211,231
    Deferred advertising expense                                               259,050
    Prepaid expenses and other current assets                                  373,144
                                                                           -----------
                                                                             2,481,384

PROPERTY AND EQUIPMENT, NET                                                    623,651
INTANGIBLE ASSETS, NET                                                         429,062
NOTE RECEIVABLE                                                                180,000
OTHER ASSETS                                                                    21,420
                                                                           -----------
                                                                           $ 3,735,517
                                                                           ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $ 1,708,067
    Accrued product returns                                                     60,000
    Capital lease obligations                                                  146,862
    Notes payable (Note 2 and 4)                                             1,625,000
                                                                           -----------
                                                                             3,539,929
                                                                           -----------

LONG-TERM DEBT                                                                 200,000

STOCKHOLDERS' DEFICIT (Notes 2 and 3)
    Common stock $.01 par value, 20,000,000 shares authorized;
      6,213,297 issued and outstanding                                          62,133
    Preferred stock, $.01 par value, 1,000,000 shares authorized;
      13 issued and outstanding                                                      1
    Additional paid-in capital                                               9,399,060

    Deficit                                                                 (9,465,606)
                                                                           -----------
                                                                                (4,412)
                                                                           -----------
                                                                           $ 3,735,517
                                                                           ===========

                See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                                      THREE MONTHS ENDED MAY 31,
                                                                       1997                 1996
                                                                   -----------           -----------
NET SALES                                                          $ 1,004,117           $ 2,595,988

COST OF GOODS SOLD                                                     220,288               241,033
                                                                   -----------           -----------

GROSS PROFIT                                                           783,829             2,354,955
                                                                   -----------           -----------

COSTS AND EXPENSES
    Selling and marketing                                            1,476,194             2,044,088
    General and administrative                                         420,441               281,088
    Interest expense                                                    43,469                18,491
    Other (income) expense, net                                              0               (17,096)
                                                                   -----------           -----------

TOTAL COSTS AND EXPENSES                                             1,940,104             2,326,571
                                                                   -----------           -----------

NET (LOSS)/INCOME                                                  $(1,156,275)          $    28,354
                                                                   ===========           ===========

(LOSS)/INCOME PER SHARE: (Note 5)

    Net (loss)/income                                              $      (.20)          $       .01
                                                                   ===========           ===========

    Weighted average number of  common shares outstanding            5,758,752             5,319,661
                                                                   ===========           ===========

                See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                           THREE MONTHS ENDED MAY 31,


                                                                           1997              1996
                                                                       -----------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)/income                                                    $(1,156,275)       $    28,384
                                                                       -----------        -----------
  Adjustments to reconcile net (loss)/income from continuing operations to cash used in operating activities:
     Depreciation and amortization                                          80,164             67,767
     Non-cash compensation and services                                     26,331              3,206
     Loss on debt conversion                                                                    6,435
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Restricted cash                                                  11,188
           Accounts receivable                                             316,039           (599,890)
           Inventories                                                      77,014            (28,687)
           Deferred advertising                                            102,681            188,491
           Prepaid expenses and other current assets                        17,006            (61,408)
           Other Assets                                                          0             (3,115)
         (Decrease) in liabilities:
           Accounts payable and accrued expenses                          (105,433)           (30,324)
                                                                       -----------        -----------
     Total adjustments                                                     524,990           (457,525)
                                                                       -----------        -----------
     Net cash used in operating activities                                (631,285)          (429,141)
                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          --            (17,023)
  Increase in intangibles                                                   (5,736)           (17,435)
                                                                       -----------        -----------
     Net cash used in investing activities                                  (5,736)           (34,458)
                                                                       -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from debt                                                   575,000            440,000
  Proceeds from collection of note receivable                                                   5,833
  Repayment of capital lease obligations                                    (5,000)
  Other                                                                                        (9,000)
  Repayment of Notes Payable                                              (200,000)           (14,500)
                                                                       -----------        -----------
     Net cash provided by financing activities                             370,000            422,333
                                                                       -----------        -----------

Net decrease in cash and cash equivalents                                 (267,021)           (41,266)
Cash and cash equivalents at beginning of period                           276,072             99,055
                                                                       -----------        -----------

Cash and cash equivalents at end of period                             $     9,051        $    57,789
                                                                       ===========        ===========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION:
  Interest paid                                                        $     7,745        $    60,906
                                                                       ===========        ===========
  Income taxes paid                                                    $         0        $       300
                                                                       ===========        ===========

                See notes to consolidated financial statements.

                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 31, 1997 AND 1996 (UNAUDITED)

1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended May 31, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of February 29, 1997.

     Principles of consolidation: The Company's consolidated financial statements include the accounts of the Multi-Media Tutorial Services, Inc. ("MMTS") and its wholly-owned subsidiary, Video Tutorial Service, Inc. ("VTS"). All intercompany balances and transactions have been eliminated.

     Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the classification used in 1997.

2.   Convertible debt financing:

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

3.   Preferred Stock:

     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than $.50 per share. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months. The Company has reached an agreement to convert the warrants into 371,875 shares of common stock.

4.   Notes Payable:

     The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2.2 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issuable on the 180th day of the loan. Since the Company's shares are no longer listed on the NASDAQ Small Cap Market, the exercise price is 75% of the market price. Certain lenders in this short term loan have agreed to extend the maturity date for 6 months or until the next significant equity offering. Several lenders were not prepared to extend and were therefore repaid. As of the date hereof a total of $200,000 has been repaid. The Company has reached an agreement to convert the warrants into 2,475,000 shares of common stock.

     In May and June 1997, the Company secured certain loans ("1997 Loans") which will be used for working capital and for debt repayment. Lenders in these six-month loans receive a promissory note bearing interest at 10% and shares of the Company's common stock. These loans are to be repaid from the Company's next major equity financing. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. As of the date hereof, the Company has received $425,000 towards the funding of these loans and is seeking further loans on these terms. In addition, the Company has received advances aggregating $450,000, of which $200,000 was received prior to February 28, 1997. The Company has reached an agreement to convert $250,000 of advances into 4,000,000 shares of common stock and to convert the remaining $200,000 to the same terms as the 1997 Loans.

5.   Income or Loss per share:

     Income or Loss per share amounts for the 1997 and 1996 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

     As noted in Note 2, the Company has placed 454,545 shares of its Common Stock into an escrow account for the benefit of the noteholders. Since the noteholders do not have any rights or benefits accorded to a shareholder, these shares are being considered as treasury stock, and are not included in the weighted average number of shares calculation for the current period.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations:

     Results of Operations: Three months ended May 31, 1997 and 1996

     Net sales for the three months ended May 31, 1997 (the "1997 Period") were $1,004,117 compared to $2,595,988 in the three months ended May 31, 1996 (the "1996 Period"). The decrease of $1,591,871 or 61.3% is attributable to the lack of capital to purchase direct response media time on a consistent basis. The decrease in sales is also partially the result of the curtailment of sales to customers on unsecured credit which represented approximately $450,000 in the 1996 Period.

     Gross profit was $783,829 (78.1% of net sales) in the 1997 Period compared to $2,354,955 (90.7% of net sales) in the 1996 Period. The lower gross margin was the result of reduced sales prices.

     Selling and marketing expenses were $1,476,184 or 147.0% of net sales for the 1997 Period compared to $2,044,088 or 78.7% of net sales for the 1996 Period. Advertising was less effective in the 1997 Period as a result of insufficient capital to purchase media on a consistent and cost effective basis, as well as, a reduction in availability of such media. The resulting reduced volume resulted in higher selling and marketing costs as a percentage of net sales.

     General and administrative expenses were $420,441 or 41.9% of net sales in the 1997 Period compared to $281,088 or 10.8% of net sales in the 1996 Period. However, during the 1996 Period, the Company benefited from the settlement with creditors of various general & administrative expenses.

     Interest expense increased to $43,469 in the 1997 Period compared to $18,491 in the 1996 Period as a result of increased debt balance in the current period.

     Loss from Operations was $1,156,275 in the 1997 Period compared to income from operations of $28,384 in the 1996 Period. Net loss per share was $0.20 in the 1997 Period as compared to a net income of $0.01 for the 1996 Period, after effecting a 8% increase in the weighted average number of common shares outstanding. The loss, compared to the prior year, was due to the reduced volume and margins, as discussed above.

     Liquidity and Capital Resources

     Working capital deficit at May 31, 1997 was $1,058,545 compared to working capital of $1,303 at February 28, 1997. The decrease in working capital was principally attributable to the decrease in net accounts receivable resulting from the curtailment of credit sales and increase in borrowings due to the losses generated in the quarter. The Company's cash and restricted cash decreased to $256,884 at May 31, 1997 from $535,093 at February 28, 1997. Those amounts include $247,833 and $259,021 in restricted cash for the May 1997 and February 1997 dates, respectively.

     Net cash used in operations from continuing operations in the 1997 Period was $631,285 compared to $429,141 in the 1996 Period, due to a lower volume, losses, a decrease in accounts receivable. inventories and prepaid costs and a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities in the 1997 Period was $5,736 compared to $34,458 in the 1996 Period.

     Net cash provided by financing activities in the 1997 Period was $370,000 which was primarily due to the net proceeds from the issuance of short term loans, compared to $422,333 in the 1996 Period, which included the net proceeds from the issuance of debt.

     In April 1996, the Company and several investors entered into a private placement of $500,000 of Convertible 10% Notes due December 31, 1997. Under terms of the notes, the noteholders have the right to convert the principal and accrued interest into shares of the Company's Common Stock a price of either (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. If the noteholders have not converted at December 31, 1997, the Company has the right to compel conversion at $1.2656 per share. However, in the event of default, as defined, the Company will not have the right to compel conversion. The Company has placed 909,090 shares of common stock into escrow for the noteholders. During the fiscal 1997 $250,000 were converted into 341,897 shares and 112,648 shares were canceled leaving 454,545 shares in escrow.

     The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2.2 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issuable on the 180th day of the loan. Since the Company's shares are no longer listed on the NASDAQ Small Cap Market, the exercise price is 75% of the market price. Certain lenders in this short term loan have agreed to extend the maturity date for 6 months or until the next significant equity offering. Several lenders were not prepared to extend and were therefore repaid. As of the date hereof a total of $200,000 has been repaid. The Company has reached an agreement to convert the warrants into 2,475,000 shares of common stock.


     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than $.50 per share. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months. The Company has reached an agreement to convert the warrants into 371,875 shares of common stock.

     The Company's educational telemarketing business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns which must be timed to coincide with the annual periods when demand is traditionally high. The Company does not reserve advertising time in advance and purchases air time at the lowest possible rates. Consequently, its reservations are subject to last minute cancellation by the radio and television stations. In addition, as a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing media time. Although the Company has entered into certain ventures which may reduce the impact of seasonality on the Company's business, it will in all likelihood continue to experience a certain amount of seasonality in its operations. The Company has instituted new policies and procedures for its installment sales program. As a result of this new initiative, the Company has experienced an improvement in its cash collections. There can be no assurance that this improvement will continue in the future.

     The Company continues to meet its working capital requirements through internally generated funds and debt and equity funding from outside sources. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. The Company also has investor loans and advances aggregating $1.825 million payable within the next twelve months. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results. The Company has received a report from its independent public accountants, Holtz Rubenstein & Co., LLP, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. In May and June 1997, the Company secured certain loans ("1997 Loans") which will be used for working capital and for debt repayment. Lenders in these six-month loans receive a promissory note bearing interest at 10% and shares of the Company's common stock. These loans are to be repaid from the Company's next major equity financing. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. As of the date hereof, the Company has received $425,000 towards the funding of these loans and is seeking further loans on these terms. In addition, the Company has received advances aggregating $450,000, of which $200,000 was received prior to February 28, 1997. The Company has reached an agreement to convert $250,000 of advances into 4,000,000 shares of common stock and to convert the remaining $200,000 to the same terms as the 1997 Loans.

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

              None

Item 3.       Defaults on Senior Securities

              None


Item 4.       Submission to a Vote of Security Holders

              The Company held a Special Meeting of Shareholders on June 13, 1997 at which time the shareholders voted to:

                  1) effect a one-for-ten reverse stock split (3,581,022 votes for, 94,400 votes against),

                  2) increase the amount of authorized common shares, on a post split basis, to 20,000,000 shares with a par value of $.01 per share (3,554,922 votes for, 110,500 votes against),

                  3) change the Company's name to United Telemarketing Services, Inc. (3,668,822 votes for, 6,600 votes against.)

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

         Multi-Media Tutorial Services, Inc.
         -----------------------------------
         (Registrant)

Date: July 18, 1997
                                                   BY:
                                                       -----------------------
                                                       Morris Berger
                                                       Chief Executive Officer