Form 10QSB
period 1997-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 1997-10-20
CIK 935496

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549


                                   Form 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1997

                         Commission File Number 0-25758



                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                      (Exact name of small business issuer
                          as specified in its charter)


DELAWARE                                                        73-1293914
(State or other jurisdiction                             (I.R.S.  Employer
or incorporation)                                       dentification No.)



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

State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of October 20, 1997 there were 17,413,297 shares of common stock outstanding.

                       Multi-Media Tutorial Services, Inc.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    PAGE NO.
PART I.

ITEM 1.   Financial information

     Consolidated balance sheet as of August 31, 1997                                                                   3

     Consolidated statements of operations for the
        three months ended August 31, 1997 and 1996
        ant the six months ended August 31, 1997 and 1996                                                              4-5

     Consolidated statements of cash flows for the
         six months ended August 31, 1997 and 1996                                                                      6

     Notes to consolidated financial statements                                                                        7-9


ITEM 2.   Management's discussion and analysis of the
          financial condition and results of operations                                                               9-12


PART II.

     Other information                                                                                                 13

     Signature                                                                                                         14

                                      2

 PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 AUGUST 31, 1997

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $      2,780
    Restricted short-term investments                                                        270,000
    Accounts receivable, net of allowance of $1,146,000                                    1,343,637
    Note receivable                                                                           26,250
    Inventories                                                                              139,040
    Deferred advertising expense                                                              91,055
    Prepaid expenses and other current assets                                                379,517
                                                                                        ------------
                                                                                           2,252,279

PROPERTY AND EQUIPMENT, NET                                                                  576,813
INTANGIBLE ASSETS, NET                                                                       393,824
NOTE RECEIVABLE                                                                              180,000
OTHER ASSETS                                                                                  21,420
                                                                                        ------------
                                                                                        $  3,424,336
                                                                                        ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                               $  1,706,003
    Accrued product returns                                                                   60,000
    Capital lease obligations                                                                145,713
    Notes payable (Note 2 and 4)                                                           1,525,000
                                                                                        ------------
                                                                                           3,436,716
                                                                                        ------------

LONG-TERM DEBT                                                                               200,000

STOCKHOLDERS' DEFICIT (Notes 2 and 3)
     Common stock $.01 par value, 20,000,000 shares authorized; 11,813,297 issued
     and outstanding                                                                         118,133
     Preferred stock, $.01 par value, 1,000,000 shares authorized; 13 issued and
     outstanding                                                                                   1
    Additional paid-in capital                                                             9,693,060
    Deficit                                                                              (10,023,574)
                                                                                         -----------

                                                                                            (212,380)
                                                                                         -----------

                                                                                        $  3,424,336
                                                                                        ============


                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                          THREE MONTHS ENDED AUGUST 31,

                                                                      1997                1996
                                                                 ------------        ------------
NET SALES                                                        $    877,962        $  1,633,231

COST OF GOODS SOLD                                                    188,940             206,716
                                                                 ------------        ------------

GROSS PROFIT                                                          689,022           1,426,515
                                                                 ------------        ------------

COSTS AND EXPENSES
    Selling and marketing                                             858,521           1,688,734
    General and administrative                                        350,245             458,438
    Interest expense                                                   38,224              30,863
    Other (income) expense, net                                             0              (8,070)
                                                                 ------------        ------------

TOTAL COSTS AND EXPENSES                                            1,246,990           2,169,965
                                                                 ------------        ------------


NET (LOSS)                                                       $   (557,968)       $   (743,450)
                                                                 ============        ============

(LOSS) PER SHARE: (Note 5)

    Net (loss)                                                   $       (.05)       $       (.14)
                                                                 ============        ============

     Weighted average number of  common shares outstanding         10,631,075           5,140,181
                                                                 ============        ============

                See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                           SIX MONTHS ENDED AUGUST 31,

                                                                    1997               1996
                                                                -----------        -----------
NET SALES                                                       $ 1,882,079        $ 4,229,219

COST OF GOODS SOLD                                                  409,228            447,749
                                                                -----------        -----------

GROSS PROFIT                                                      1,472,851          3,781,470
                                                                -----------        -----------

COSTS AND EXPENSES
     Selling and marketing                                        2,334,715          3,732,822
     General and administrative                                     770,686            739,525
     Interest expense                                                81,694             49,354
     Other (income) expense, net                                          0            (25,165)
                                                                -----------        -----------

TOTAL COSTS AND EXPENSES                                          3,187,095          4,496,536
                                                                -----------        -----------

NET (LOSS)                                                      ($1,714,244)       ($  715,066)
                                                                ===========        ===========
(LOSS) PER SHARE:  (Note 4)

     Net (loss)                                                 $      (.20)       $      (.14)
                                                                ===========        ===========
     Weighted average number of common shares outstanding         8,422,186          4,995,070
                                                                ===========        ===========

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                           SIX MONTHS ENDED AUGUST 31,
                                    (NOTE 6)

                                                                 1997               1996
                                                             -----------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $(1,714,244)       $  (715,066)
                                                             -----------        -----------
   Adjustments to reconcile net (loss) from continuing
     operations to cash used in operating activities:
     Depreciation and amortization                               166,826            151,691
     Non-cash compensation and services                           39,164              9,483
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Restricted Cash                                       (10,979)                --
           Accounts receivable                                   327,227           (308,483)
           Inventories                                           149,205             14,910
           Deferred advertising                                  270,676            239,362
           Prepaid expenses and other current assets              (2,201)            31,973
           Other Assets                                                              (7,115)
           Increase (Decrease) in liabilities:
           Accounts payable and accrued expenses                  (7,496)           204,993
                                                             -----------        -----------
     Total adjustments                                           932,422            336,814
                                                             -----------        -----------
     Net cash used in operating activities                      (781,822)          (378,252)
                                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                --            (49,933)
  Increase in intangibles                                        (10,322)           (36,057)
                                                             -----------        -----------
     Net cash used in investing activities                       (10,322)           (85,990)
                                                             -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from debt                                         725,000            440,000
  Proceeds from collection of note receivable                         --              5,833
  Net proceeds of notes payable                                       --            101,704
  Repayment of capital lease obligations                          (6,148)           (14,485)
  Net proceeds from stock issuance                                    --              2,091
  Repayment of notes payable                                    (200,000)           (34,350)
                                                             -----------        -----------
     Net cash provided by financing activities                   518,852            500,793
                                                             -----------        -----------
Net increase (decrease) in cash and cash equivalents            (273,292)            36,551
Cash and cash equivalents at beginning of period                 276,072             99,055
                                                             -----------        -----------
Cash and cash equivalents at end of period                   $     2,780        $   135,606

                                                             ===========        ===========
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
  Interest paid                                              $     2,718        $    16,073
                                                             ===========        ===========
  Income taxes paid                                          $         0        $         0
                                                             ===========        ===========

                 See notes to consolidated financial statements.

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND 1996 (UNAUDITED)

1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended August 31, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of February 28, 1997.

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

3.   Preferred Stock:

     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than
     (a) $.50 per share or (b) the price per share of the Company's Common Stock in its next offering of equity securities and in the event that the company has less than $2,000,000 in net liquid assets at September 30, 1997 the minimum Conversion Price shall be $.0625 per share. "Net liquid assets" shall mean cash, government insured instruments, and marketable securities minus liabilities, all as determined in accordance with generally accepted accounting principles. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months. The Company has also reached an agreement to convert the warrants into 371,875 shares of common stock. As of the date hereof, the Company received notice of $350,000 of convertible preferred to be converted into 5,600,000 shares of common stock.

4.   Notes Payable:

     The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2.2 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issued on the 180th day of the loan. Since the Company's shares are no longer listed on the NASDAQ Small Cap Market, the exercise price is 75% of the market price. Certain lenders in this short term loan have agreed to extend the maturity date for 6 months or until the next significant equity offering. Several lenders were not prepared to extend and were therefore repaid. As of the date hereof a total of $200,000 has been repaid. The Company has reached an agreement to convert the warrants into 2,475,000 shares of common stock.

     In May and June 1997, the Company secured certain loans ("1997 Loans") which were used for working capital and for debt repayment. Lenders in these six-month loans received a promissory note bearing interest at 10% and shares of the Company's common stock. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. As of the date hereof, the Company has received $425,000 towards the funding of these loans and is seeking further loans on these terms. In addition, the Company has received advances aggregating $475,000, of which $200,000 was received prior to February 28, 1997. Pursuant to an agreement on June 19, 1997, the Company converted $250,000 of advances into 4,000,000 shares of common stock. The remaining $225,000 will convert to the same terms as the 1997 loans.

     During August 1997, the Company received a $25,000 advance bearing interest at 10% per annum for working capital. As of the date hereof, the principal balance has been fully repaid.

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

6.   Statements of Cash Flows:

     During the six months ended August 31, 1997, the Company converted $250,000 of notes payable into 4,000,000 common shares (Note 4) and $100,000 of accounts payable and accrued expenses into 1,600,000 common shares.

     In August 1996, the Company issued common stock valued at $82,000 as compensation. In April 1996, the Company issued a note for a payable of $45,000. During the six months ended August 31, 1996 the Company converted $368,878 of accounts and notes payable and convertible debt into common stock.

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations:

     Results of Operations: Three months ended August 31, 1997 and 1996

     Net sales for the three months ended August 31, 1997 (the "1997 Period") were $877,962 compared to $1,633,231 in the three months ended August 31, 1996 (the "1996 Period"). The decrease of $755,269 or 46% is attributable to the lack of capital to purchase direct response media time on a consistent basis. The decrease in sales is also partially the result of the curtailment of sales to customers on unsecured credit.

     Gross profit was $689,022 (78.5% of net sales) in the 1997 Period compared to $1,426,515 (87.3% of net sales) in the 1996 Period. The lower gross margin was the result of reduced sales prices. Additionally, the cost per product increased due to the lower volume of purchases.

     Selling and marketing expenses were $858,521 or 97% of net sales for the 1997 Period compared to $1,688,734 or 103% of net sales for the 1996 Period.

     General and administrative expenses were $350,245 or 40% of net sales in the 1997 Period compared to $458,438 or 28% of net sales in the 1996 Period. The majority of the general and administrative expenses are fixed expenses. The decrease in net sales resulted in higher general and administrative expenses as a percentage of net sales.

     Interest expense was $38,224 in the 1997 Period compared to $30,863 in the 1996 Period.

     Loss from Operations was $557,968 in the 1997 Period compared to a loss from operations of $743,450 in the 1996 Period. Net loss per share was $0.05 in the 1997 Period as compared to a net loss of $0.14 for the 1996 Period, after effecting a 107% increase in the weighted average number of common shares outstanding.

Results of Operations:  Six months ended August 31, 1997 and 1996

     Net sales for the six months ended August 31, 1997 (the "1997 Period") were $1,882,079 compared to $4,229,219 in the six months ended August 31, 1996 (the "1996 Period"). The decrease of $2,347,140 or 55.5% is primarily attributable to the lack of capital to purchase direct response media time on a consistent basis. The decrease in sales is also partially the result of the curtailment of sales to customers on unsecured credit.

     Gross profit was $1,472,851 (78.3% of net sales) in the 1997 Period compared to $3,781,470 (89.4% of net sales) in the 1996 Period. The lower gross margin was the result of reduced sales prices. Additionally, the cost per product increased due to the lower volume of purchases.

     Selling and marketing expenses were $2,334,715 or 124.0% of net sales for the 1997 Period compared to $3,732,822 or 88.3% of net sales for the 1996 Period. Advertising was less effective in the 1997 Period as a result of insufficient capital to purchase media on a consistent and cost effective basis, as well as, a reduction in availability of such media. The resulting reduced volume resulted in higher selling and marketing costs as a percentage of net sales.

     General and administrative expenses were $770,686 or 40.9% of net sales in the 1997 Period compared to $739,525 or 17.5% of net sales in the 1996 Period. However, during the 1996 Period, the Company benefited from the settlement with creditors of various general and administrative expenses. Additionally, the decrease in net sales resulted in higher general and administrative expenses as a percentage of net sales.

     Interest expense was $81,694 in the 1997 Period compared to $49,354 in the 1996 Period as a result of increased debt balance in the current period.

     Net loss was $1,714,244 in the 1997 Period compared to a net loss of $715,066 in the 1996 Period. Net loss per share was $.20 in the 1997 Period as compared to a net loss of $.14 for the 1996 Period, after effecting a 68.6% increase in the weighted average number of common shares outstanding.


     Liquidity and Capital Resources

     Working capital deficit at August 31, 1997 was $1,184,437 compared to working capital of $1,303 at February 28, 1997. The decrease in working capital was principally attributable to the decrease in net accounts receivable resulting from the curtailment of credit sales and increase in borrowings due to the losses generated in the quarter. The Company's cash and restricted cash decreased to $272,780 at August 31, 1997 from $535,093 at February 28, 1997. Those amounts include $270,000 and $259,021 in restricted cash for the August 1997 and February 1997 dates, respectively.

     Net cash used in operations from continuing operations in the 1997 Period was $781,822 compared to $378,252 in the 1996 Period, due to a lower volume, losses, a decrease in accounts receivable, inventories and prepaid costs and a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities in the 1997 Period was $10,322 compared to $85,990 in the 1996 Period.

     Net cash provided by financing activities in the 1997 Period was $518,852 which was primarily due to the net proceeds from the issuance of short term loans, compared to $500,793 in the 1996 Period, which included the net proceeds from the issuance of debt.

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

     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than
     (a) $.50 per share or (b) the price per share of the Company's Common Stock in its next offering of equity securities and in the event that the company has less than $2,000,000 in net liquid assets at September 30, 1997 the minimum Conversion Price shall be $.0625 per share. "Net liquid assets" shall mean cash, government insured instruments, and marketable securities minus liabilities, all as determined in accordance with generally accepted accounting principles. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months. As of the date hereof, the Company received notice of $350,000 of convertible preferred to be converted into 5,600,000 shares of common stock. The Company has also reached an agreement to convert the warrants into 371,875 shares of common stock.

     The Company's educational telemarketing business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns which must be timed to coincide with the annual periods when demand is traditionally high. The Company does not reserve advertising time in advance and purchases air time at the lowest possible rates. Consequently, its reservations are subject to last minute cancellation by the radio and television stations. In addition, as a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing cost effective media time. Although the Company has entered into certain ventures which may reduce the impact of seasonality on the Company's business, it will in all likelihood continue to experience a certain amount of seasonality in its operations.

     The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. The Company also has investor loans and advances aggregating $1.725 million payable within the next twelve months. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results. The Company has received a report from its independent public accountants, Holtz Rubenstein & Co., LLP, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. In May and June 1997, the Company secured certain loans ("1997 Loans") which were used for working capital and for debt repayment. Lenders in these six-month loans receive a promissory note bearing interest at 10% and shares of the Company's common stock. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. As of the date hereof, the Company has received $425,000 towards the funding of these loans and is seeking further loans on these terms. In addition, the Company has received advances aggregating $475,000, of which $200,000 was received prior to February 28, 1997. Pursuant to an agreement on June 19, 1997, the Company converted $250,000 of advances into 4,000,000 shares of common stock. The remaining $225,000 will convert to the same terms as the 1997 Loans.

     The Company's operations have not been materially affected by the impact of inflation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     In August 1997 litigation commenced against Multi-Media Tutorial Services, Inc. by Stephen Investments Inc. The amount demanded by the plaintiff is $26,431.37 plus interest at the annual rate of 18% from June 15, 1997. The time to respond to the complaint has elapsed and the plaintiff may seek a default judgement.

     In August, 1997, Bozell Worldwide, Inc., a Delaware corporation ("Bozell"), in the business of providing advertising services and other services instituted an action against Multi-Media Tutorial Services, Inc. ("MMTS") and Video Tutorial Service, Inc. ("VTS") for the sum of $221,050.50 for breach of an agreement whereby Bozell would act as agent for MMTS and VTS in connection with the planning and placing of advertising materials.

     MMTS and VTS served a Verified Answer upon Bozell containing several counterclaims against Bozell for its failure to provide adequate advertising services.

     In September, 1997, Bozell moved for summary judgement against MMTS and VTS. The motion was returnable October 10, 1997 but an adjournment was requested on behalf of MMTS and VTS. MMTS and VTS are in the process of preparing a response to Bozell's motion for summary judgement.

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




         Multi-Media Tutorial Services, Inc.
         -----------------------------------
         (Registrant)




Date: October 20, 1997
     -----------------
                                          BY: /s/ Morris Berger
                                             ------------------------
                                              Morris Berger

                                             Chief Executive Officer