Form 10QSB
period 1997-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 1998-01-20
CIK 935496

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 30, 1997

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


State the number of shares outstanding of each of the issuer's common equity, as of the latest practicable date: As of January 14, 1998 there were 34,801,120 shares of common stock outstanding.

                       Multi-Media Tutorial Services, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


PART I.                                                                PAGE NO.

ITEM 1.         Financial information

     Consolidated balance sheet as of November 30, 1997..................3

     Consolidated statements of operations for the
        three months ended November 30, 1997 and 1996
        and the nine months ended November 30, 1997 and 1996.............4-5

     Consolidated statements of cash flows for the
        nine months ended November 30, 1997 and 1996.....................6

     Notes to consolidated financial statements..........................7-9


ITEM 2.         Management's discussion and analysis of the
                financial condition and results of operations............9-12


PART II.

     Other information...................................................13

     Signature  .........................................................14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                NOVEMBER 30, 1997

                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                               $      9,806
    Restricted short-term investments                                            115,000
    Accounts receivable, net of allowance of $1,181,000                        1,417,155
    Note receivable                                                               26,250
    Inventories                                                                  136,444
    Deferred advertising expense                                                 189,631
    Prepaid expenses and other current assets                                    381,976
                                                                            ------------
                                                                               2,276,262

PROPERTY AND EQUIPMENT, NET                                                      534,112
INTANGIBLE ASSETS, NET                                                           358,230
NOTE RECEIVABLE                                                                  180,000
OTHER ASSETS                                                                      21,420
                                                                            ------------
                                                                            $  3,370,024
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                   $  2,018,718
    Accrued product returns                                                       60,000
    Capital lease obligations                                                    144,459
    Notes payable (Note 2 and 4)                                               1,500,000
                                                                            ------------
                                                                               3,723,177
                                                                            ------------

LONG-TERM DEBT                                                                   200,000
                                                                            ------------

STOCKHOLDERS' EQUITY (Notes 2 and 3)
        Common stock $.01 par value, 200,000,000 shares authorized;
     34,801,120 issued and outstanding                                           348,011
        Preferred stock, $.01 par value, 1,000,000 shares authorized;
     15 issued and outstanding                                                         1
         Additional paid-in capital                                            9,463,183
         Deficit                                                             (10,364,348)
                                                                            ------------
                                                                                (553,153)
                                                                            ------------

                                                                            $  3,370,024
                                                                            ============

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                         THREE MONTHS ENDED NOVEMBER 30,

                                                                    1997                1996
                                                                ------------        ------------
NET SALES                                                       $  1,293,692        $  1,500,612

COST OF GOODS SOLD                                                   114,382             161,602
                                                                ------------        ------------

GROSS PROFIT                                                       1,179,310           1,339,010
                                                                ------------        ------------

COSTS AND EXPENSES
    Selling and marketing                                          1,171,485           1,484,494
    General and administrative                                       308,475             449,529
    Interest expense                                                  40,124              32,282
    Other (income) expense, net                                                           (4,243)
                                                                ------------        ------------

TOTAL COSTS AND EXPENSES                                           1,520,084           1,962,062
                                                                ------------        ------------


NET (LOSS)                                                      $   (340,774)       $   (623,052)
                                                                ============        ============

(LOSS) PER SHARE:  (Note 4)
    Net (loss)                                                  $       (.01)       $       (.10)
                                                                ============        ============

     Weighted average number of common shares outstanding         25,117,719           6,113,704
                                                                ============        ============

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                         NINE MONTHS ENDED NOVEMBER 30,

                                                                    1997                1996
                                                                ------------        ------------
NET SALES                                                       $  3,175,771        $  5,729,831

COST OF GOODS SOLD                                                   523,610             609,351
                                                                ------------        ------------

GROSS PROFIT                                                       2,652,161           5,120,480
                                                                ------------        ------------

COSTS AND EXPENSES
     Selling and marketing                                         3,506,200           5,217,315
     General and administrative                                    1,079,161           1,189,054
     Interest expense                                                121,818              81,636
     Other (income) expense, net                                           0             (29,408)
                                                                ------------        ------------

TOTAL COSTS AND EXPENSES                                           4,707,179           6,458,597
                                                                ------------        ------------

NET (LOSS)                                                      ($ 2,055,018)       ($ 1,338,117)
                                                                ============        ============

(LOSS) PER SHARE:  (Note 4)

     Net (loss)                                                 $       (.12)       $       (.23)
                                                                ============        ============
     Weighted average number of common shares outstanding         16,840,409           5,664,995
                                                                ============        ============

                 See notes to consolidated financial statements.

               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                         NINE MONTHS ENDED NOVEMBER 30,

                                                                 1997               1996
                                                             -----------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net (loss)                                                 $(2,055,018)       $(1,338,117)
                                                             -----------        -----------
   Adjustments to reconcile net (loss) from continuing
   operations to cash used in operating activities:
     Depreciation and amortization                               246,221            221,257
     Non-cash compensation and services                           39,997             28,314
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Restricted short term investments                     144,021             75,000
           Accounts receivable                                   253,709           (409,953)
           Inventories                                           151,801            (81,666)
           Deferred advertising                                  172,100             98,872
           Prepaid expenses and other current assets              (5,494)            92,171
           Other Assets                                                              (7,114)
        Increase (Decrease) in liabilities:
           Accounts payable and accrued expenses                 305,221            137,010
                                                             -----------        -----------
     Total adjustments                                         1,307,576            153,891
                                                             -----------        -----------
     Net cash used in operating activities                      (747,442)        (1,184,226)
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              --              (89,983)
  Increase in intangibles                                        (11,422)           (71,482)
                                                             -----------        -----------
     Net cash used in investing activities                       (11,422)          (161,465)
                                                             -----------        -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from debt                                         700,000            440,000
  Proceeds from collection of note receivable                       --                5,833
  Net proceeds of notes payable                                     --            1,001,704
  Repayment of capital lease obligations                          (7,402)           (39,221)
  Net proceeds from stock issuance                                  --              (46,943)
  Net proceeds from preferred stock issuance                                        675,000
  Repayment of notes payable                                    (200,000)          (352,266)
                                                             -----------        -----------
     Net cash provided by financing activities                   492,598          1,684,107
                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents            (266,266)           338,416
Cash and cash equivalents at beginning of period                 276,072             99,055
                                                             -----------        -----------
Cash and cash equivalents at end of period                   $     9,806        $   437,471
                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
  Interest paid                                              $     2,718        $    83,518
                                                             ===========        ===========
  Income taxes paid                                          $         0        $       991
                                                             ===========        ===========

                 See notes to consolidated financial statements.

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended November 30, 1997.

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

2.   Convertible debt financing:

     In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The Company has reached agreements to extend the note until April 1, 1998. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or
     (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 were converted into 341,897 shares. As a result of the conversion, 454,545 shares remained in escrow.

3.   Preferred Stock:

     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than
     (a) $.50 per share or (b) the price per share of the Company's Common Stock in its next offering of equity securities and in the event that the company has less than $2,000,000 in net liquid assets at September 30, 1997 the minimum Conversion Price shall be $.0625 per share. "Net liquid assets" shall mean cash, government insured instruments, and marketable securities minus liabilities, all as determined in accordance with generally accepted accounting principles. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months. The Company has also reached an agreement to convert the warrants into 371,875 shares of common stock. As of the date hereof, the Company received notice of $650,000 of convertible preferred to be converted into 10,400,000 shares of common stock.

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

     In May and June 1997, the Company secured certain loans ("1997 Loans") which were used for working capital and for debt repayment. Lenders in these six-month loans received a promissory note bearing interest at 10% and shares of the Company's common stock. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. The Company has reached an agreement to extend the repayment time for a portion of these loans. In consideration of this, the Company increased the amount of shares as well as reduced the default price to $.0625. As of the date hereof, the Company has received $425,000 towards the funding of these loans and is seeking further loans on these terms. As of this date, $300,000 has been extended with the additional stock issued and a lower default price of $.0625 established. In addition, the Company has received advances aggregating $475,000, of which $200,000 was received prior to February 28, 1997. Pursuant to an agreement on June 19, 1997, the Company converted $250,000 of advances into 4,000,000 shares of common stock. The remaining $225,000 will convert to the same terms as the 1997 loans.

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

6.   Statements of Cash Flows:

     During the nine months ended November 30, 1997, the Company converted $250,000 of notes payable into 4,000,000 common shares (note 4) and $100,000 of accounts payable and accrued expenses into 1,600,000 common shares.

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

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations:

     Results of Operations: Three months ended November 30, 1997 and 1996

     Net sales for the three months ended November 30, 1997 (the "1997 Period") were $1,293,692 compared to $1,500,612 in the three months ended November 30, 1996 (the "1996 Period"). The decrease of $206,920 or 14% is attributable to the lack of capital to purchase direct response media time as well as a reduction of available direct response media on a consistent basis. The decrease in sales is also partially the result of the curtailment of sales to customers on unsecured credit.

     Gross profit was $1,179,311 (91.1% of net sales) in the 1997 Period compared to $1,339,010 (89.3% of net sales) in the 1996 Period.

     Selling and marketing expenses were $1,171,485 or 90% of net sales for the 1997 Period compared to $1,484,494 or 99% of net sales for the 1996 Period.

     General and administrative expenses were $308,475 or 24% of net sales in the 1997 Period compared to $449,529 or 30% of net sales in the 1996 Period.

     Interest expense was $40,124 in the 1997 Period compared to $32,282 in the 1996 Period.

     Loss from Operations was $340,774 in the 1997 Period compared to a loss from operations of $623,052 in the 1996 Period. Net loss per share was $.01 in the 1997 Period as compared to a net loss of $0.10 for the 1996 Period, after effecting a 311% increase in the weighted average number of common shares outstanding.

Results of Operations:  Nine months ended November 30, 1997 and 1996

     Net sales for the nine months ended November 30, 1997 (the "1997 Period") were $3,175,771 compared to $5,729,831 in the nine months ended November 30, 1996 (the "1996 Period"). The decrease of $2,554,060 or 44.6% is primarily attributable to the lack of capital to purchase direct response media time as well as a reduction of available media on a consistent basis. The decrease in sales is also partially the result of the curtailment of sales to customers on unsecured credit.

     Gross profit was $2,652,161 (83.5% of net sales) in the 1997 Period compared to $5,120,480 (89.4% of net sales) in the 1996 Period. The lower gross margin was the result of reduced sales prices. Additionally, the cost per product increased due to the lower volume of purchases.

     Selling and marketing expenses were $3,506,200 or 110.4% of net sales for the 1997 Period compared to $5,217,315 or 91.1% of net sales for the 1996 Period. Advertising was less effective in the 1997 Period as a result of insufficient capital to purchase media on a consistent and cost effective basis, as well as, a reduction in availability of such media. The resulting reduced volume resulted in higher selling and marketing costs as a percentage of net sales.

     General and administrative expenses were $1,079,161 or 33.4% of net sales in the 1997 Period compared to $1,189,054 or 20.7% of net sales in the 1996 Period. However, during the 1996 Period, the Company benefited from the settlement with creditors of various general and administrative expenses. Additionally, the decrease in net sales resulted in higher general and administrative expenses as a percentage of net sales.

     Interest expense was $121,818 in the 1997 Period compared to $81,636 in the 1996 Period as a result of increased debt balance in the current period.

     Net loss was $2,055,018 in the 1997 Period compared to a net loss of $1,338,117 in the 1996 Period. Net loss per share was $.12 in the 1997 Period as compared to a net loss of $.23 for the 1996 Period, after effecting a 197% increase in the weighted average number of common shares outstanding.

     Liquidity and Capital Resources

     Working capital deficit at November 30, 1997 was $1,446,915 compared to working capital of $1,303 at February 28, 1997. The decrease in working capital was principally attributable to the decrease in net accounts receivable resulting from the curtailment of credit sales and increase in borrowings due to the losses generated in the quarter. The Company's cash and restricted cash decreased to $124,806 at November 30, 1997 from $535,093 at February 28, 1997. Those amounts include $115,000 and $259,021 in restricted cash for the November 1997 and February 1997 dates, respectively.

     Net cash used in operations from continuing operations in the 1997 Period was $747,442 compared to $1,184,226 in the 1996 Period, due to a lower volume, losses, a decrease in accounts receivable, inventories and prepaid costs and a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities in the 1997 Period was $11,422 compared to $161,465 in the 1996 Period.

     Net cash provided by financing activities in the 1997 Period was $492,598 which was primarily due to the net proceeds from the issuance of short term loans, compared to $1,684,107 in the 1996 Period, which included the net proceeds from the issuance of debt.

     In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The Company has reached agreements to extend the note until April 1, 1998. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or
     (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 were converted into 341,897 shares. As a result of the conversion, 454,545 shares remained in escrow.

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

     During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. The preferred is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than
     (a) $.50 per share or (b) the price per share of the Company's Common Stock in its next offering of equity securities and in the event that the company has less than $2,000,000 in net liquid assets at September 30, 1997 the minimum Conversion Price shall be $.0625 per share. "Net liquid assets" shall mean cash, government insured instruments, and marketable securities minus liabilities, all as determined in accordance with generally accepted accounting principles. In addition, if the holders of the preferred stock do not convert to common stock within the first six months of purchase, the holder receives a warrant to purchase one share of common stock for each dollar invested in the preferred and held for six months. As of the date hereof, the Company received notice of $650,000 of convertible preferred to be converted into 10,400,000 shares of common stock. The Company has also reached an agreement to convert the warrants into 371,875 shares of common stock.

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

     The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. The Company also has investor loans and advances aggregating $1.7 million payable within the next twelve months. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results. The Company has received a report from its independent public accountants, Holtz Rubenstein & Co., LLP, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. In May and June 1997, the Company secured certain loans ("1997 Loans") which were used for working capital and for debt repayment. Lenders in these six-month loans receive a promissory note bearing interest at 10% and shares of the Company's common stock. Upon an event of default in the repayment of the loans, the Company is obligated to issue shares of stock at a price of $.125 per share in an amount equal to the unpaid loan. The Company has reached an agreement to extend the repayment time for a portion of these loans. In consideration of this, the Company increased the amount of shares as well as reduced the default price to $.0625. As of the date hereof, the Company has received $425,000 towards the funding of these loans and is seeking further loans on these terms. As of this date, $300,000 has been extended with the additional stock issued and a lower default price of $.0625 established. In addition, the Company has received advances aggregating $475,000, of which $200,000 was received prior to February 28, 1997. Pursuant to an agreement on June 19, 1997, the Company converted $250,000 of advances into 4,000,000 shares of common stock. The remaining $225,000 will convert to the same terms as the 1997 Loans.

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

     In September, 1997, Bozell moved for summary judgement against MMTS and VTS. The motion was argued on December 17, 1997. To date no decision has been rendered.

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


         Multi-Media Tutorial Services, Inc.
         (Registrant)


Date: January 14, 1998
                                              BY: /s/ Morris Berger
                                                  ----------------------------
                                                  Morris Berger

                                                  Chief Executive Officer