Form 10KSB
period 1998-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________


                         Commission file number: 0-25758


                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                      ------------------------------------
            (Name of small business issuer specified in its charter)


           Delaware                                              73-1293914
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                   205 Kings Highway Brooklyn, New York 11223
                   ------------------------------------------
          (Address of principal executive offices, including zip code)


                                  718-234-0404
                                  ------------
                (Issuer's telephone number, including area code)


         Securities registered under Section 12(b) of the Exchange Act:


                                                        Name of each exchange
   Title of each class                                  on which registered
   -------------------                                  -------------------
          None                                                  None


         Securities registered under Section 12(g) of the Exchange Act:

                                      Units
                     Common Stock, $0.01 par value per share
                               Redeemable Warrants
                               -------------------
                                (Title of Class)



Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 1999 were $5,369,597.

The number of shares outstanding of the issuer's Common Stock as of January 28, 2000 was 8,313,343 shares. The aggregate market value of the Common Stock (5,452,025 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.40) of the Common Stock as of January 25, 2000 was $2,180,810.

Transactional Small Business Disclosure Format (Check one):   Yes        No  X
                                                                 ----      ----

         This Annual Report on Form 10-KSB (the "Report") may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

         As of May 24, 1999, the Company effected a one-for-ten reverse stock split of its issued and outstanding Common Stock, and increased the Company's authorized Common Stock to 20,000,000 shares. Except as set forth herein, the discussion set forth in this Annual Report on Form 10KSB does not reflect the effect of the one-for-ten reverse split.

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

         The Company's products are sold principally by an internal sales staff of approximately 50 trained telemarketers, and have been purchased by over 200,000 customers over the last five years. The Company's telemarketing staff is experienced in converting an individual who is inquiring about an advertised product into a customer who will purchase the product. This expertise, of converting a "call to inquire" into a sale, was developed as a result of specialized training of telemarketers to sell the Math Made Easy(TM) product line. See "Sales, Marketing & Distribution."

         The Company's objective is to expand the scope of its telemarketing business in a variety of ways. Subject to the availability of additional financing, the Company intends to expand product offerings for sale to individual consumers by developing, licensing or acquiring new complementary educational products. In addition, subject to the availability of additional financing, the Company anticipates expanding the marketing of its products through such efforts as co-branding and joint-marketing.

         The Company also offers customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. See "Customized Telemarketing Services."

         In 1999, the Company determined to expand its business operations to include an educational website on the internet and enter into the e-commerce industry. The Company currently offers its educational products and services on the internet on the Company's website, known as TheTutorialChannel.com. The Company anticipates initiating a special website featuring its "Math Made Easy" product by February, 2000. Further, the Company has entered into a software development agreement with Gaspra, Inc. to develop a software engine designed to convert the Company's videotape programs into CD ROM, DVD and internet formats. The Company has entered into certain agreements and letters of intent with respect to the commercialization of this new business segment, but has not generated any revenues from this business to date. Further, the Company anticipates that it will need financing of between $1,000,000 and $3,000,000 to develop this business, and there can be no assurances that the Company will receive such financing.

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

THE PRODUCTS

         The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" videotapes and ancillary material for direct sale to consumers via direct marketing through national and local TV and radio advertising. See "Sales Marketing & Distribution"

CURRENT PRODUCTS

         MATH MADE EASY(TM). The Company offers over 100 mathematics videotapes in the Math Made Easy(TM) series. The series, which was developed and produced by the Company, is geared to students ranging from pre-school to college and adult education. Topics covered by the series include number concepts, basic arithmetic, fractions, decimals, percents, word problems, fundamentals of pre-algebra, algebra, logic, geometry, statistics and probability, pre-calculus and calculus, trigonometry and advanced calculus. This product line is marketed by the Company through television and radio advertising with specific "800MATH telephone numbers directed to its telemarketing staff and is also sold directly to schools. The average math consumer order consists of a set of five educational videotapes at a price of $200. Sets of five video tapes are sold to schools at a price of $250, and $9.95 per each additional workbook Reading Made Easy(TM). The Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include videotapes, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and distributed through the Company's direct marketing division.. The average reading consumer order consists of five videotapes at a price of $159.

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

CUSTOMIZED TELEMARKETING SERVICES

         The Company has also begun to expand its telemarketing services by offering customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. For example, the Company has been retained to handle telephone inquiries from potential customers of Windmere Corp. who respond to the infomercial or 60 second advertisement for Windmere's "Littermaid(TM)" product. The Company's telemarketing has ranged from data base cleaning to sales and marketing and customer service. Among its clients have been Fortune 500 companies and internet related and telecommunications companies. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. The Company's telemarketing staff is trained and experienced in converting an individual who is inquiring about an advertised product to a customer who will purchase the product. This expertise, of converting a "call to inquire" into a sale, was developed as a result of specialized training of telemarketers to sell the Math Made Easy(TM) product.

THETUTORIALCHANNEL.COM

         In 1999, the Company determined to expand its business operations to include an educational website on the internet and enter into the e-commerce industry. The Company currently offers its educational products and services on the internet on the Company's website, known as TheTutorialChannel.com. The Company anticipates initiating a special website featuring its "Math Made Easy" product by February, 2000. Further, the Company has entered into a software development agreement with Gaspra, Inc. to develop a software engine designed to convert the Company's videotape programs into CD ROM, DVD and internet formats. The Company has entered into certain agreements and letters of intent with respect to the commercialization of this new business segment, but has not generated any revenues from this business to date. Further, the Company anticipates that it will need financing of between $1,000,000 and $3,000,000 to develop this business, and there can be no assurances that the Company will receive such financing.

THE MARKET

         SUPPLEMENTAL EDUCATION AT HOME. The Company believes that parents are increasingly concerned about the quality of their children's education and are seeking to supplement the existing curricula. In particular, they are seeking to use televisions and videotape players now found in most homes for educational purposes. In addition, the Company believes that adults going back to school to prepare for career moves or promotions are an ever growing potential market for its educational videotapes. The Company has found that its primary customers are parents with children in the educational system. The Company's efforts to date have resulted in a database of more than 445,000 names, of which 260,000 ordered product, and approximately 185,000 names of potential customers.

         SCHOOLS. As part of the drive to improve education, the Company believes that school districts may increasingly allocate available funds to the acquisition of educational tools. The Company believes that the possible expansion of this market and the increased availability of funds may present an important opportunity for its products.

         In the fiscal year ended February 28, 1999, consumer videotape sales and school videotape sales constituted approximately 90%, and 10% of total sales, respectively. For the fiscal year ended February 29, 1998, consumer videotape sales and school videotape sales constituted approximately 92% and 8% of total sales, respectively.

         CUSTOMIZED TELEMARKETING SERVICES. In 1996, the WEFA Group conducted a study for the Direct Marketing Association the total sales generated by telephone marketing was estimated to be $244 billion. The Company believes that many companies across the nation are interested in outsourcing their customer service, sales staff and help desk hotlines. Outsourcing of these specialized tasks to non-employees has become common in today's business world. The Company has offered its telemarketing services to clients, for services including data base cleaning to sales and marketing and customer services. In the fiscal year ended February 28, 1999, customized telemarketing sales constituted approximately 25% of total sales. For the fiscal year ended February 29, 1998, customized telemarketing sales constituted approximately 8% of total sales.

SALES, MARKETING AND DISTRIBUTION DIRECT MARKETING

         The Company markets its videotapes and related materials to consumers primarily by inbound telemarketing efforts, which are supported by advertising on radio and television on a national and regional level. Each commercial is assigned a distinct 800 telephone number to call. The Company tests the efficiency of each commercial on a daily and weekly basis by sourcing each incoming call by the phone number that was dialed. The results of tracking consumer response directly affect the placement of future advertising. The Company's telemarketing staff, which responds to incoming calls, seeks to convert into sales all leads, which are generated by the Company's advertising. The telemarketer attempts to record all pertinent information regarding the customer who responded to the advertisement, thereby adding the potential customer to the Company's database even if they do not purchase at that time. If the customer agrees to purchase the product, the telemarketer will record either credit card or checking account information, which is then transferred to the billing department which processes the payment and sends the information to the fulfillment center for shipping. The Company has documented repeat sales for additional items for existing customers. The Company believes that many repeat sales may be a direct response to the commercial that the customer had initially seen.

         In an effort to maximize efficient use of the telemarketers, the Company has installed a new predictive dialing system. This system eases the telemarketing efforts by having the computer dial return calls to prospective customers for the telemarketers. The Company believes this system facilitates the Company's efforts to enter into the telemarketing servicing arena. In addition, it allows the Company to contact prospective customers who have not yet purchased products from its math and reading videotapes, as well as previous customers on a timely basis, in a more efficient manner. The Company also utilizes the "predictive dialing" system in its off-season to generate new contacts from its existing customer base.

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

ADVERTISING

         The Company purchases media time on a "direct response" basis. This allows the Company to have the lowest cost per lead possible, as the direct response rate is significantly lower than regular advertising rate. Although this minimizes the advertising costs, reservations for advertising time at direct response rates are subject to last minute cancellation by the radio and television stations and are difficult to purchase efficiently. See "Risk Factors."

         The Company has entered into a joint venture marketing agreement with the Bobley-Harmann Co., whereby "Math Made Easy" brochures are inserted into national mailings of credit card and department store bills.

         The Company has also entered into a joint venture agreement with a technology company, in order to market the Company's educational products on the internet in connection with the Company's website. The Company currently offers its educational products and services on the internet on the Company's website, known as TheTutorialChannel.com. The Company anticipates initiating a special website featuring its "Math Made Easy" product by February, 2000. Further, the Company has entered into a software development agreement with Gaspra, Inc. to develop a software engine designed to convert the Company's videotape programs into CD ROM, DVD and internet formats. The Company's business plan to develop this marketing program will require significant additional financing from external sources. There can be no assurances that the Company will be able to obtain such a financing in order to exploit and develop this business plan.

CUSTOMIZED TELEMARKETING SERVICES

         The Company solicits business for its customized telemarketing services division by advertising in trade magazines as well as through its own internal efforts. To date, the Company has entered into agreements with LitterMaid, a subsidiary of Windmere Corp., pursuant to which the Company provides inbound and outbound telemarketing services. The Company offers its clients the advantage of a highly trained sales force as well as the capability to produce accurate telephone and sales reports. In addition, the Company can offer its expertise in creating and placing advertisements, for which it receives a commission on all media placed. The Company is actively seeking to service additional accounts in this area. The Company's telemarketing services have ranged from database cleaning to sales and marketing and customer service. The Company's clients have included Fortune 500 companies, and internet related and telecommunications companies.

TECHNOLOGY RESOURCES

         The Company has created a customized network to augment the efficiency of its telemarketing operations. This enables the Company to handle over 1,000 simultaneous inbound calls. The Company's PABX (Private Automatic Branch Exchange telephone switch) uses an open ended ISDN (Integrated Services Digital Network) architecture which allows the Company to link multiple systems together in an automated fashion, thus gathering numerical data and other information from every inbound toll-free call. All inbound and outbound calls are tracked and tagged for later examination and database development. The Company utilizes an SMDR (Station Message Detail Recorder) specialized call accounting and tracking software package to record vital call statistics. The Company uses CTI (Computer Telephony Integration) to combine voice and data and then delivers this information into the Company's data management systems. These are then integrated into centrally managed Local Area Networks (LANs) and Wide Area Networks (WANs). By using Interactive Voice Response Units (IVRUs) technology, the Company is able to automate the response to inbound calls. IVRU technology also enables the Company to provide to telemarketing customers advanced detailed reports and data management upon request. The Company's modular open system architecture allows ongoing modifications and updates, thus increasing efficiency without downtime due to system shutdown for such updating. The Company's use of (OCDD/RT) On-Line Call Detail Real-Time reporting software provides the Company with detailed incoming call information. This assists the call center managers by enabling them to efficiently schedule proper staffing levels and accommodate fluctuations in call volumes. OCDD/RT also helps analyze in real-time the efficiency and reliability of the call connections to the Company's internal system, and helps the Company predict call volume using historical models.

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

PERSONNEL AND TRAINING

         The Company believes that the quality of its employees is a key factor in its effort to develop a profitable telemarketing business. The Company tailors its recruiting and training techniques towards the industries and products it services. All telemarketers receive a detailed review of each product they will be selling. In addition, the Company trains its telemarketers in the art of converting an inquiry into a sale. A telemarketer is in training for approximately 5 days, prior to receiving customer calls on a full-time, solo basis. Furthermore, the Company continually monitors telemarketers' conversations to assure quality and customer satisfaction. Compensation is based on a combination of salary and commission. See "Risk Factors."

RETURNS, GUARANTY AND WARRANTY POLICIES

         The Company offers its customers a 30 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its telemarketing efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include the confirmation of each order by a supervisor, increasing the appeal of the Company's products by designing more attractive packaging, and enclosing with its shipments full color catalogues and parent guides. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. See "Risk Factors."

COMPETITION

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson, Megasystems, the Learning Co., and MegaMath. In the school market, the Company competes with Video Aided Instruction, Video Tutor and Educational Video Resources. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. The Company believes that its products are competitive because it offers a more complete range of subjects, the products are designed to be more engaging, and the Company has generally developed more effective use of the telemarketing process.

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

EMPLOYEES

         As of January 28, 2000, the Company had 38 employees, of whom 2 were executive officers, 30 were engaged in sales, and 6 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged

         The Company has experienced significant losses from operations since inception. It experienced losses of $753,136 and $5,027,117 for the fiscal years ended February 28, 1999 and 1998. As of February 28, 1999, the Company had a working capital deficit of $4,640,974 and an accumulated deficit of $14,089,581. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors and with the net proceeds of the IPO but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 1999, the Company has investor loans and advances aggregating $1,725,000, of which a certain amount may be converted into equity, subject to ongoing negotiations. All of this amount is currently in default and are due and payable; there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness or to absorb the fixed overhead arising from the infrastructure necessary to support the telemarketing effort which causes current operating losses. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized telemarketing operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 6,000,000 shares of Common Stock at exercise or conversion prices ranging from $0.0625 to $56.00 per share, as adjusted for the one-for-ten reverse split. The Company currently has outstanding 8,313,343 shares of Common Stock and as of January 25, 2000, the price of the Company's current stock as quoted on the NASDAQ Electronic Bulletin Board was approximately $0.40 per share. The Company is engaged in negotiations to obtain additional funding in order to maintain the Company's operations and meet current debt repayment commitments. At the present time, the Company's management believes that these equity offerings, if completed, may result in the issuance of shares of Common Stock in an amount in excess of the Company's currently outstanding Common Stock, and will substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

UNCERTAINTY OF MARKET ACCEPTANCE

         Consumer acceptance of the Company's products is difficult to predict. The success of the Company's marketing strategy is dependent on direct responses to its advertising campaigns. The Company's marketing techniques are therefore based on an "impulse buy" which is susceptible to any softening in the consumer's overall confidence caused by economic turndowns, which affect the consumer. Furthermore, the pool of potential customers for its products advertised through media may be decreased as a result of market saturation. As a consequence, there can be no assurance that the Company's present level of sales will be sustainable in the future. See "Business--Sales, Marketing and Distribution."

         Market acceptance of the Company's products is further dependent on the existence and development of other means to market similar products, such as interactive television, which enable the consumer to participate directly in courses offered on television, and home shopping clubs, which enable the consumer to directly order and pay for products shown on television. The Company has currently no plans to employ interactive television as a strategy to sell its products. Failure of the Company's products to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition. High Level of Returned Merchandise; Accounts Receivable Collection & Adequacy of Reserves

         The Company experiences a high level of returns, which generally range from 20% to 25% for its various products. The Company believes that an important reason for the high level of returns is that a substantial number of purchasers return their tutorial videotapes after being unable to motivate their children to view the tapes or having illegally copied them. There are currently no cost-effective ways to prevent the illegal copying of the Company's videotapes. In addition, the Company does not currently have the funds to prosecute infringers. There can be no assurance that the Company will be able to successfully prosecute infringements even if the Company is adequately funded.

SEASONALITY AND AVAILABILITY OF MEDIA TIME

         The Company's math and reading videotape business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns, which must be timed to coincide with the annual periods when demand is traditionally high. In addition, the Company does not reserve advertising time in advance in order to purchase air time at the lowest possible rates; rather, it purchases direct response time, which is characterized as remnant time and is difficult to purchase efficiently. In addition, its reservations are subject to last minute cancellation by the radio and television stations. As a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing media time such as occurs during elections and holidays. For example, the Company incurred difficulty in purchasing media time prior to and immediately following the November 1996 elections and thereby experienced lower results for the fiscal year ended February 28, 1997. Any significant decrease in sales during the season when business activity is high could have a material adverse impact upon the Company's operations. Although the Company is trying to reduce its dependence on curriculum based products, it will in all likelihood continue to experience significant seasonality in sales of its educational products.

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

LIMITED PRODUCT LINE

         In the fiscal year ended February 28, 1999, most of sales were from the Math Made Easy(TM) product line. Although the Company is continually seeking to introduce additional product lines there can be no assurance that these new product lines will generate significant sales. In the event that the popularity of the Math Made Easy(TM) product line decreases or faces increased competition, the Company's sales would be adversely affected and if not replaced by substantially increased sales from other products, the Company could be forced to cease operations.

CREDIT CARD FRAUD

         Credit card fraud perpetrated by disreputable telemarketing operations have increased the reluctance of the consumers to make use of their credit cards by telephone. This may adversely affect the Company's ability to secure credit card orders.

TURNOVER RATE

         Recruiting, training and retaining qualified telemarketers is essential for the Company. There is a high turnover rate among telemarketers as a result of the frustration of the telemarketing process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of telemarketers is a lengthy process, which involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of telemarkerters for its level of advertisements and the number of clients it is servicing. Too many advertisements may overwhelm the telemarketers while too few advertisements may lead to a drop in the commissions, which will cause the telemarketers to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its telemarketers. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of telemarketers.

NEW PRODUCTS; TECHNOLOGICAL OBSOLESCENCE

         The Company's prospects depend in significant part on its ability to develop and/or license new products that achieve market acceptance. Most of the new electronic tutorial products being introduced into the market are based on computer technology, usually with interactive capabilities. There can be no assurance that the Company's ability to market its educational products in videotape, CD ROM or DVD versions will not be materially adversely affected by the increase in the number and sophistication of computer based educational products. Furthermore, there can be no assurance that the introduction of such computer based technologies will not render obsolete the products currently marketed by the Company. No assurance can be given that the Company can adapt to such new media technologies. In addition, when the Company may license new non-educational products there is no guarantee of market acceptance of these new products. See "Business--Product Acquisition and Development."

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

COMPETITION

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson, Megasystems, the Learning Co., and MegaMath. In the school market, the Company competes with Video Aided Instruction, Video Tutor and Educational Video Resources. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs.

         The telemarketing industry is intensely competitive and the Company's principal competition in its primary markets comes from large and small telemarketing companies including Apac Teleservices, Inc., Sykes Enterprises, Incorporated, ICT Group, Inc., Precision Response Corporation, Teletech Teleservices, West Telemarketing, Iti Marketing Services, Inc., Matrixx Marketing, Inc., West Teleservices Corporation and Dial America. Because of the size of this market, the Company believes that no one entity dominates this business. Nevertheless, the Company's competitors in this area have greater financial resources, greater public and industry recognition, advanced technological expertise and equipment and broader marketing capabilities than the Company. In addition, most businesses that are significant consumers of telemarketing services utilize more than one telemarketing firm at one time and reallocate work among various firms from time to time. A significant amount of such work is contracted on an individual project basis, thus increasing the competition in the industry. Furthermore, the Company believes there is a trend among businesses with telemarketing operations toward outsourcing the management of those operations to others and this trend may attract new and substantially larger competitors. Competition in both the education products and telemarketing markets may result in loss of sales by the Company or a reduction of the prices which the Company can charge for its products or services. See "Business -Competition."

DEPENDENCE ON MANAGEMENT

         The Company's business is significantly dependent upon the personal efforts and continued availability of Barry Reichman, its Chief Executive Officer. The loss or unavailability to the Company of Mr. Reichman could have a materially adverse effect upon the Company's business operations and prospects. To the extent that the services of Mr. Reichman are unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such personnel on acceptable terms, if at all.

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

DELISTING FROM NASDAQ SMALL CAP MARKET; MAINTENANCE CRITERIA FOR NASDAQ SECURITIES; PENNY STOCK RULES

         On April 17, 1997, the National Association of Securities Dealers, Inc. Automated Quotation System Stock Market ("NASDAQ") delisted the Company's Common Stock and Warrants from trading on the NASDAQ Small-Cap Market because the minimum bid price of the Company's Common Stock had been below the requirement of $1.00 per share. In order to regain a listing for the Company's securities on the NASDAQ Small-Cap Market, the Company's Common Stock must have a minimum bid price of $4.00 per share and at least three market makers for the trading securities.. In addition, the Company must either have $4,000,000 in net tangible assets, a market capitalization of at least $50,000,000, or net income of at least $750,000 in its most recently completed fiscal year or in two of the three last completed fiscal years, and the Company must have at least 1,000,000 publicly traded shares not held by affiliates of the Company ("public float"), with a market value of at least $5,000,000, and at least 300 stockholders of record. There can be no assurances that the Company will be able to meet the requirements for relisting on the NASDAQ Small Cap Market.

         If the Company's securities are again listed on the NASDAQ Small-Cap Market, in order to maintain such listing the Company must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). In addition, NASDAQ has proposed increasing the requirements for maintaining a NASDAQ Small-Cap listing to require either: (1) net tangible assets of at least $2,000,000, (2) a market capitalization of $35,000,000 or (3) net income in at least two of the last three years of $500,000, and at least 300 holders of record, a minimum bid price of $1.00 per share, at least two market makers and a public float of at least 500,000 shares with a market value of at least $1,000,000. There can be no assurance that the Company would be able to meet the requirements for maintaining a listing on the NASDAQ Small-Cap Market.

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

         The Company's securities have been designated for potential removal from the electronic bulletin board for failure to be current in its filings under the Exchange Act. The Company must be current in its filings under the Exchange Act on or before February 1, 2000. The Company anticipates that the filing of this Report, together with certain other delinquent reports under the Exchange Act, will allow the Company's securities to continue to be quoted on the bulletin board. In the event that the Company's securities are removed from trading on the bulletin board, and designated for trading on the "pink sheets," an even less efficient market than the electronic bulletin board, there would result in an even more illiquid market for the Company's securities.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 28, 1999 and 1998, the Company had federal net operating loss carryforwards of approximately $8,667,000 and $7,920,000, respectively, portions of which expire yearly through 2014 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

         The Company leases an approximately 4,700 square foot facility at 205 Kings Highway, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rentals of $7,500, subject to annual increases, is scheduled to expire in June, 2001, with an option to extend through June, 2003. The Company also leases a 20,000 square foot warehouse located at 201 Kings Highway in Brooklyn, New York, which calls for a monthly rent of $1,300.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has judgments entered against it by certain of its vendors in the aggregate amount of approximately $100,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. Further, certain creditors of the Company have commenced various lawsuits asserting claims in the aggregate amount of approximately $235,000. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000.

         There can be no assurances as to the outcome of any of the pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 13, 1997, the company's stockholders approved resolutions to adopt a one-for-ten reverse split and an increase in the authorized shares of Common Stock to 20,000,000. The Company effected these resolutions on May 24, 1999.

                                     PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, Warrants and Units were traded on The NASDAQ Small Cap Market under the symbols MMTS, MMTSW and MMTSU respectively, from the Company's initial public offering on April 13, 1995 until they were delisted on April 17, 1997. The Company's Units no longer are listed for trading. The last available trade date for the Units was May 24, 1999. Since April 17, 1997, the Company's Common Stock and Warrants have been listed on the NASDAQ Electronic Bulletin Board.

         The following table sets forth the high and low sales price for the Company's Common Stock, Warrants and Units in each quarter of the fiscal years ended February 28, 1999 and 1997, and the initial three quarters of the fiscal year ending February 28, 2000. Further, the following table reflects the high and low sales price for such securities during the period from March 3-April 17, 1997, during which period the securities were listed for trading in the NASDAQ Small Cap Market, and for subsequent periods, during which such securities were traded on the bulletin board, and further reflects the period preceding and following May 24, 1999, the date on which the Company effected a one-for-ten reverse split of the issued and outstanding Common Stock. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


COMMON STOCK
------------

                                                      Bid Prices                              Asked Prices
                                                      ----------                              ------------
                                                High             Low                      High             Low
                                                ----             ---                      ----             ---

Year Ended February 28, 1998

 March 3-April 17                             0.5625                0.125               0.59375           0.25
 April 18-May 30                              0.1875                0.125               0.3125            0.25
 2nd Quarter                                  0.125                 0.0625              0.25              0.125
 3rd Quarter                                  0.15625               0.0625              0.21875           0.09375
 4th Quarter                                  0.0625                0.03125             0.9375            0.05

Year Ended February 28, 1999

 1st Quarter                                  0.04                  0.3125              0.05              0.05
 2nd Quarter                                  0.0325                0.03125             0.05              0.045
 3rd Quarter                                  0.0325                0.0325              0.045             0.04
 4th Quarter                                  0.05                  0.03                0.07              0.04

Year Ending February 28, 2000

 March 1-May 24                               0.11                  0.05                0.15              0.06
 May 25-May 28                                0.60                  0.60                0.96875           0.75
 2nd Quarter                                  0.60                  0.09375             0.75              0.125
 3rd Quarter                                  0.46875               0.10                0.53125           0.12


WARRANTS
--------

                                                     Bid Prices                               Asked Prices
                                                     ----------                               ------------
                                                High             Low                      High             Low
                                                ----             ---                      ----             ---

Year Ended February 28, 1998

 March 3-April 17                             0.09375               0.03125             0.15625           0.10
 April 18-May 30                              0.03125               0.0.3125            0.10              0.06
 2nd Quarter                                  0.03125               0.03125             0.10              0.06
 3rd Quarter                                  0.03125               0.01                0.10              0.055
 4th Quarter                                  0.01                  0.01                0.055             0.055

Year Ended February 28, 1999

 1st Quarter                                  0.01                  0.005               0.055             0.055
 2nd Quarter                                  0.005                 0.005               0.055             0.055
 3rd Quarter                                  0.005                 0.005               0.055             0.055
 4th Quarter                                  0.005                 0.005               0.055             0.055

Year Ending February 28, 2000

 March 1-May 24                               0.01                  0.005               0.55              0.01
 May 25-May 28                                0.01                  0.01                0.10              0.10
 2nd Quarter                                  0.05                  0.01                0.10              0.10
 3rd Quarter                                  0.05                  0.01                0.10              0.08


UNITS
-----

                                                     Bid Prices                               Asked Prices
                                                     ----------                               ------------
                                                High             Low                      High             Low
                                                ----             ---                      ----             ---

Year Ended February 28, 1998

 March 3-April 17                             0625                  0.1875              0.875             0.375
 April 18-May 30                              0.25                  0.0125              0.50              0.25
 2nd Quarter                                  0.15625               0.0625              0.40625           0.25
 3rd Quarter                                  0.125                 0.0625              0.25              01875
 4th Quarter                                  0.07                  0.05                0.25              0.07

Year Ended February 28, 1999

 1st Quarter                                  0.05                  0.04                0.07              0.07
 2nd Quarter                                  0.04                  0.04                0.07              0.07
 3rd Quarter                                  0.04                  0.02                0.07              0.07
 4th Quarter                                  0.06                  0.02                0.15              0.07

Year Ending February 28, 2000

 March 1-May 24                               0.10                  0.06                0.25              0.12

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on January 25, 2000, were approximately $0.375 and $0.4375, respectively. The closing bid and asked sales prices of the Warrants, as traded in the over-the-counter market, on January 25, 2000, were approximately $0.02 and $0.10, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         The Company has not paid a cash dividend on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying and cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

SALES OF UNREGISTERED SECURITIES

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis. Except as set forth below, the following discussion does not give effect to the reverse split.

         In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 was converted into 341,897 shares. As a result of the conversion, 454,545 shares remained in escrow.

         The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2,200,000 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issued on the 180th day of the loan. The Company has repaid $200,000 of these loans, and an additional $50,000 of these loans was converted into 800,000 shares of Common Stock. The Company also entered into an agreement to issue 2,475,000 shares of Common Stock in exchange for the 3,300,000 warrants in July, 1997.

         During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. During the fiscal year ended February 28, 1997, holders of $100,000 of the preferred stock converted their shares into approximately 184,666 shares of Common Stock. The holders of the remaining $650,000 of preferred stock received warrants to purchase 650,000 shares of Common Stock because they did not convert their preferred shares within six months following the issuance of such preferred shares. During the fiscal year ended February 28, 1998, the remaining preferred stockholders converted their shares into an aggregate of 10,400,000 shares of Common Stock. In addition, the holders of approximately 585,206 warrants exchanged their warrants for 292,603 shares of Common Stock.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. Lenders in these six-month loans received a promissory note bearing interest at 10%. Upon an event of default in the repayment of the loans, the lenders received the right to convert their loans into shares of Common Stock at a conversion price of $0.125 per share. The Company reached an agreement to extend the repayment time for $300,000 of these loans, and further agreed to reduce the default conversion price to $0.0625 per share. As of January 28, 2000, the noteholders had converted $225,000 of the loans into 3,400,000 shares of Common Stock. The shares issued or issuable upon the conversion of these notes are not and will not be adjusted downward in connection with the May 24, 1999 reverse split. Further, in connection with the initial issuance of the notes relating to these loans, and as extended, the Company issued an aggregate of 2,455,560 shares of Common Stock to the noteholders.

         In addition, the Company issued 3,200,000 shares of Common Stock in August, 1997 in cancellation of an unsecured obligation in the amount of $200,000.

         The Company issued 230,769 shares (on a post-split basis) of Common Stock to an employee in cancellation of $30,000 of accrued and unpaid salary.

         The Company also has received approximately $120,000 of loans from Barry and Anne Reichman, who are directors and executive officers of the Company. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman (on a post-split basis) in cancellation of $30,000 of these obligations.

         In August, 1997, the Company issued 1,600,000 shares of Common Stock in cancellation of $100,000 of obligations to a vendor, and issued 6,700,000 shares of Common Stock in cancellation of a $201,000 obligation to another vendor.

         In addition to the various issuances of securities referenced above in this Report, the Company has issued options to purchase approximately 4,280,306 shares of Common Stock at exercise prices ranging from $0.10 to $0.90 (on a post-split basis) to various employees and consultants of the Company during the fiscal year ended February 28,1999 and the fiscal year ending February 28, 2000.

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

         These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT ON FORM 10-KSB, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1998 AND 1997. Net sales for the fiscal year ended February 28, 1998 (the "1998 Period") were $3,383,836 compared to $7,890,397 in the fiscal year ended February 28, 1997 (the "1997 Period").

         Gross profit was $2,679,302 in the 1998 Period compared to $7,080,233 in the 1997 Period.

         Selling and marketing expenses were $2,011,731 for the 1998 Period compared to $7,012,788 for the 1997 Period. General and administrative expenses were $5,350,209 in the 1998 Period compared to $1,642,204 in the 1997 Period. Interest expense was $344,479 in the 1998 Period compared to $141,896 in the 1997 Period.

         Net loss from operations was $5,027,117 in the 1998 Period compared to net loss from operations of $1,697,030 in the 1997 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $136,001 at February 28, 1998 from $535,093 at February 28, 1997.

         Net cash used in operations in the 1998 Period was $895,223 compared to $1,417,007 in the 1997 Period.

         Net cash provided by investing activities in the 1998 Period was $193,088 compared to net cash used in investing activities of $315,965 in the 1997 Period.

         Net cash provided from financing activities in the 1998 Period was $472,064, compared to $1,909,989 in the 1997 Period.

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis. Except as set forth below, the following discussion does not give effect to the reverse split.

         In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 was converted into 341,897 shares. As a result of the conversion, 454,545 shares remained in escrow.

         The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2,200,000 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issued on the 180th day of the loan. The Company has repaid $200,000 of these loans, and an additional $50,000 of these loans was converted into 800,000 shares of Common Stock. The Company also entered into an agreement to issue 2,475,000 shares of Common Stock in exchange for the 3,300,000 warrants in July, 1997.

         During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. During the fiscal year ended February 28, 1997, holders of $100,000 of the preferred stock converted their shares into approximately 184,666 shares of Common Stock. The holders of the remaining $650,000 of preferred stock received warrants to purchase 650,000 shares of Common Stock because they did not convert their preferred shares within six months following the issuance of such preferred shares. During the fiscal year ended February 28, 1998, the remaining preferred stockholders converted their shares into an aggregate of 10,400,000 shares of Common Stock. In addition, the holders of approximately 585,206 warrants exchanged their warrants for 292,603 shares of Common Stock.

         The Company's educational telemarketing business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns, which must be timed to coincide with the annual periods when demand is traditionally high. The Company does not reserve advertising time in advance and purchases air time at the lowest possible rates. Consequently, its reservations are subject to last minute cancellation by the radio and television stations. In addition, as a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing cost effective media time. Although the Company has entered into certain ventures, which may reduce the impact of seasonality on the Company's business, it will in all likelihood continue to experience a certain amount of seasonality in its operations.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. Lenders in these six-month loans received a promissory note bearing interest at 10%. Upon an event of default in the repayment of the loans, the lenders received the right to convert their loans into shares of Common Stock at a conversion price of $0.125 per share. The Company reached an agreement to extend the repayment time for $300,000 of these loans, and further agreed to reduce the default conversion price to $0.0625 per share. As of January 28, 2000, the noteholders had converted $225,000 of the loans into 3,400,000 shares of Common Stock. The shares issued or issuable upon the conversion of these notes are not and will not be adjusted downward in connection with the May 24, 1999 reverse split. Further, in connection with the initial issuance of the notes relating to these loans, and as extended, the Company issued an aggregate of 2,455,560 shares of Common Stock to the noteholders.

         The Company has received advances aggregating $375,000, which bear interest at the rate of 10% per year, and are in default.

         In addition, the Company issued 3,200,000 shares of Common Stock in August, 1997 in cancellation of an unsecured obligation in the amount of $200,000.

         The Company issued 230,769 shares (on a post-split basis) of Common Stock to an employee in cancellation of $30,000 of accrued and unpaid salary.

         The Company also has received approximately $120,000 of loans from Barry and Anne Reichman, who are directors and executive officers of the Company. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman (on a post-split basis) in cancellation of $30,000 of these obligations.

         In August, 1997, the Company issued 1,600,000 shares of Common Stock in cancellation of $100,000 of obligations to a vendor, and issued 6,700,000 shares of Common Stock in cancellation of a $201,000 obligation to another vendor.

         The Company has judgments entered against it by certain of its vendors in the aggregate amount of approximately $100,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. Further, certain creditors of the Company have commenced various lawsuits asserting claims in the aggregate amount of approximately $235,000. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000. The Company also has reached agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $895,000. Of these settled amounts, approximately $830,000 is payable over a period between three to five years, and the other $65,000 is payable over a period between 6 to 18 months.

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

         The Company has received a report from its independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

          The Company's operations have not been materially affected by the impact of inflation.

YEAR 2000

         The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity and results of operations. In the first week of January, 2000, the Company experienced a year 2000 problem relating to the operations of its voice mail system. The problem has been resolved with minimal expense, and the problem did not have a material adverse effect on the operations of the Company during the weeklong period and the Company does not anticipate that there will be a material adverse effect on the Company relating to the matter for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         a. On December 14, 1999, the Company terminated its relationship with Holtz Rubenstein & Co., LLP ("Holtz Rubenstein"), as principal independent accountants for the Company.

         In connection with the audits for the two (2) most recent fiscal years ended February 28, 1999 and 1998 and the subsequent interim periods through December 14 1999, there were no disagreements between Holtz Rubenstein and the Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Holtz Rubenstein would have caused Holtz Rubenstein to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement.

         Except for a qualification with respect to the ability of the Company to continue as a going concern stated in the opinion of Holtz Rubenstein, dated as of April 25, 1997, the audit reports of Holtz Rubenstein on the consolidated financial statements of the Company, as of and for the fiscal years ended February 28, 1997 and 1996, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         b. As of November 14, 1999, the Company engaged Singer Lewak Greenbaum & Goldstein ("SLGG"), as the Company's principal independent accountants. Prior to engaging SLGG, neither the Company nor someone on its behalf consulted SLGG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

     The officers and directors of the Company, as of January 28, 2000, are as follows:

 NAME                                 AGE                      POSITION
 ----                                 ---                      --------

 Barry Reichman                       48                 President and Director

 Anne Reichman                        45                 Secretary and Director

 Irving Bader (1)                     59                 Director

-----------------------------

(1)      Member of the Audit Committee.

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

AUDIT COMMITTEE

         The Board has designated an Audit Committee consisting of Messrs. Bader. There were no meetings held for this committee during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the three fiscal years ended February 28, 1999, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 28, 1999 and 1998:

-------------------------------------------------------------------------------------------------------------------
                  ANNUAL  COMPENSATION                        LONG TERM COMPENSATION

                                               Awards                                                    Payouts
-------------------------------------------------------------------------------------------------------------------
                                                                         Securities
                                                            Restricted   Underlying
Name and                                   Other annual     Stock        Options/SARs    LTIP          All other
principal                                  Compensation     Awards       (1)             Payouts       Compensation
position        Year    Salary   Bonus          ($)             ($)           (#)             ($)           ($)
--------------- ------- -------- --------- ---------------- ------------ --------------- ------------- ------------

Morris  Berger
(2)             1999    $76,000    -0-         $3,850           -0-         134,986           -              -

                1998    $130,000   -0-         $6,600           -0-           -0-             -              -

Barry
Reichman(3)     1999    $100,000   -0-           -0-            -0-         104,967           -              -

                1998    $100,000   -0-           -0-            -0-           -0-             -              -

------------------------

(1) These numbers are adjusted to reflect the one-for-ten reverse split effected on May 24, 1999.

(2) Mr. Berger served as Chief Executive Officer during the fiscal year ended February 28, 1998 and during the fiscal year ended February 28, 1999 until July 31, 1999. His salary and compensation for a car allowance reflect compensation generated from March 1, 1999 until July 31, 1999.

(3)      Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

         OPTIONS/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal years ended February 28, 1999 and 1998:

                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rate of
                                                                                Stock Price Appreciation
                           Individuals Grants                                   For Option Term (1)
--------------------------------------------------------------------------------------------------------

(a)                       (b)          (c)             (d)             (e)          (f)           (g)
                          Number of    % of
                          Securities   Total
                          Under lying  Options/
                          Options/     SARs            Exercise
                          SARs         Granted to      Or Base
                          Granted      Employees       Price           Expiration
Name                      (#)          In Fiscal Year  ($/Share) (1)   Date (1)     5%($)         10%($)
--------------------------------------------------------------------------------------------------------

Morris Berger              134,986 (2)  42.86%          $0.30           5/27/08    $25,647        $62,093

Barry Reichman             104,967 (2)  33.33%          $0.30           5/27/08    $19,944        $41,987

--------------------

         (1) This chart assumes a market price of $0.40 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the over-the-counter market, as of January 25, 2000, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

         (2) The Company granted these options on May 27, 1998. All of the options have vested and are currently exercisable, and reflect an adjustment for the one-for-ten reverse split.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Barry Reichman, Anne Reichman and Harold Reichman pursuant to which they are paid annual base salaries of $100,000, $50,000 and $75,000, respectively. In addition, Anne Reichman and Harold Reichman are entitled to receive option to purchase up to 500,000 and 200,000 shares of Common Stock, respectively, at an exercise price equal to 50% of the market price of the Common Stock on the last day of the calendar year immediately preceding the year of vesting of the options. The options vest in 20% increments, on each January 5 of the term of the agreements, commencing January 5, 2000. The agreements terminate on December 31, 2004.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the period from February 28, 1997 through February 28, 1999,no reports required under Section 16 (a) of the Exchange Act were made by any of the Company's executive officers, directors or 10% beneficial owners, if any, and that all such reports remain delinquent. The Company intends determine which reports, if any, are required to be filed by such persons, and to be in compliance with the filing requirements of Section 16(a).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 28, 2000, as adjusted for the one-for-ten reverse split, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's named executive officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 205 Kings Highway, Brooklyn, New York, 11223.


Name and Address
of Beneficial Owner                         Number of Shares                    Percent of Total #
-------------------                         ----------------                    ------------------

Barry Reichman (1)                          1,980,736                                   19.68

Anne Reichman (1)                           1,980,736                                   19.68

Irving Bader (2)                            25,000                                           *

Custer Company, Inc. (3)                    1,685,556                                   20.28

Steel Partners II LP (4)                    1,691,000                                   16.14

M.J. Segal & Co., Inc. (5)                  853,993                                     10.27

Jacob Wizman (6)                            800,000                                     9.62

Rita Folger (7)                             704,521                                     8.47

George Lichtenstein (8)                     665,958                                     7.95

Jeshayahu Boymelgreen (9)                   422,222                                     5.02

All officers and directors as a group       2,005,736
(3 persons)


-----------------------

(FOOTNOTES ON FOLLOWING PAGE)

(FOOTNOTES FROM PRIOR PAGE)

# Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

*        Less than 1%.

(1) Mr. and Mrs. Reichman are husband and wife, and are officers and directors of the Company. Includes options to purchase up to 1,224,967 shares granted to Mr. Reichman, options to purchase up to 525,000 shares granted to Mrs. Reichman, and 230,769 shares owned by Mrs. Reichman.

(2) Mr. Bader is a director of the Company. Includes options to purchase up to 25, 000 shares.

(3) The address for Custer Company, Inc. is 10911 Petal Street, Dallas Texas 75238.

(4) The address for Steel Partners II LP is 180 East 52nd Street, 21st Floor, New York, New York 10022. Includes $1,000,000 principal amount of promissory notes convertible into 1,600,000 shares of Common Stock.

(5) The address for M.J. Segal & Company, Inc. is 3603 Dunn Street, #301, Los Angeles, California 90034. Includes 800,000 shares of Common Stock owned by M.J. Segal & Company, Inc., a corporation of which the beneficial owners are M.J. Segal and Michael Moore. In addition, Mr. Segal owns 8,347 shares of Common Stock, in which Mr. Moore owns no beneficial interest.

(6) The address for Mr. Wizman is 211 South Beverly Drive, Suite 108,Beverly Hills, California 90210.

(7)      The address for Ms. Folger is 521 Fifth Avenue, New York, New York
         10175.

(8) The address for Mr. Lichtenstein is 4706 16th Avenue, Brooklyn, New York 11204. Includes options to purchase up to 665,958 shares.

(9) The address for Mr. Boymelgreen is 1286 President Street, Brooklyn, New York 11213.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis. Except as set forth below, the following discussion does not give effect to the reverse split.

         In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 was converted into 341,897 shares. As a result of the conversion, 454,545 shares remained in escrow.

         The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. In connection with this funding, the lenders were granted 2,200,000 million warrants exercisable at $1.50. Interest accrues at a rate of 8.0%. Warrants to acquire an additional 1,100,000 shares at $1.50 per share were issued on the 180th day of the loan. The Company has repaid $200,000 of these loans, and an additional $50,000 of these loans was converted into 800,000 shares of Common Stock. The Company also entered into an agreement to issue 2,475,000 shares of Common Stock in exchange for the 3,300,000 warrants in July, 1997.

         During the quarter ended November 30, 1996, the Company issued $750,000 of convertible preferred stock. During the fiscal year ended February 28, 1997, holders of $100,000 of the preferred stock converted their shares into approximately 184,666 shares of Common Stock. The holders of the remaining $650,000 of preferred stock received warrants to purchase 650,000 shares of Common Stock because they did not convert their preferred shares within six months following the issuance of such preferred shares. During the fiscal year ended February 28, 1998, the remaining preferred stockholders converted their shares into an aggregate of 10,400,000 shares of Common Stock. In addition, the holders of approximately 585,206 warrants exchanged their warrants for 292,603 shares of Common Stock.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. Lenders in these six-month loans received a promissory note bearing interest at 10%. Upon an event of default in the repayment of the loans, the lenders received the right to convert their loans into shares of Common Stock at a conversion price of $0.125 per share. The Company reached an agreement to extend the repayment time for $300,000 of these loans, and further agreed to reduce the default conversion price to $0.0625 per share. As of January 28, 2000, the noteholders had converted $225,000 of the loans into 3,400,000 shares of Common Stock. The shares issued or issuable upon the conversion of these notes are not and will not be adjusted downward in connection with the May 24, 1999 reverse split. Further, in connection with the initial issuance of the notes relating to these loans, and as extended, the Company issued an aggregate of 2,455,560 shares of Common Stock to the noteholders.

         The Company has received advances aggregating $375,000, which bear interest at the rate of 10% per year, and are in default.

         In The Company also has received approximately $120,000 of loans from Barry and Anne Reichman, who are directors and executive officers of the Company. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman (on a post-split basis) in cancellation of $30,000 of these obligations.

         In June 1996, the Company as part of its agreement with certain shareholders converted approximately $42,900 of principal and interest due to Rita Folger into 43,171 shares of the Company's Common Stock and into 43,171 of the company's Redeemable Warrants.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      1. and 2. Financial Statements and Schedules.

         The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

         3. Exhibits.

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

3.1      Certificate of Incorporation, as amended
3.2      By-Laws
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate
10.1     Form of 1995 Stock Option Plan
10.2     Agreement between VTS and The Ernest Lawrence Group
10.3     Employment Agreement between Registrant and Morris Berger
10.4     Employment Agreement between Registrant and Barry Reichman
10.5     Form of Note Conversion Agreement dated November 15, 1995 (1)
10.6     Form of Amendment No. 1 to Note Conversion Agreement dated November 30,
           1995 (1)
10.7     Form of Modification Agreement dated May 30, 1996 (1)
10.8     Form of Convertible Debt Offering (2)
10.9     Form of 1996 Short Term Loan (2)
10.10    Certificate of Designation of Series A Preferred Stock (2)
10.11    Form of 1997 Short Term Loan (2)
16.1     Letter  re change in certifying accountant (3)
27.1     Financial Data Schedule (3)
--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's 10KSB for the fiscal year ended February 29, 1996.

(2) Incorporated by reference from the Company's 10KSB for the fiscal year ended February 29, 1997.

(3)      Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MULTI MEDIA TUTORIAL SERVICES, INC.


Dated: January 28, 2000                 By: /S/ Barry Reichman
                                            ------------------------------------
                                            Barry Reichman, CEO and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 28, 2000 by the following persons on behalf of Registrant and in the capacities indicated.


                                        /S/ Barry Reichman
                                        ---------------------------------------
                                        Barry Reichman, CEO and Director


                                        /S/ Anne Reichman
                                        ---------------------------------------
                                        Anne Reichman, Secretary and Director

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-2 - F-3

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-4 - F-5

     Consolidated Statements of Operations                               F-6

     Consolidated Statements of Stockholders' Equity                     F-7

     Consolidated Statements of Cash Flows                            F-8 - F-9

     Notes to Consolidated Financial Statements                      F-10 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder
Multi-Media Tutorial Services, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. and subsidiary as of February 28, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Media Tutorial Services, Inc. and subsidiary as of February 28, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $5,027,117 during the year ended February 28, 1998, and it had negative cash flows from operations of $895,223. In addition, the Company is currently in default on all loans and capitalized leases. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 10, 1999

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Multi-Media Tutorial Services, Inc.  and Subsidiary
Brooklyn, New York  11219


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Multi-Media Tutorial Services, Inc. and Subsidiary for the year ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements of are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Multi-Media Tutorial Services, Inc. and Subsidiary for the year ended February 28, 1997 in conformity with generally accepted accounting principles.

                           /s/ Holtz Rubenstein & Co., LLP

April 25, 1997
Melville, New York

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 1998
================================================================================


                                     ASSETS


CURRENT ASSETS
     Cash and cash equivalents                                    $      46,001
     Accounts receivable                                                283,180
     Inventories                                                        109,838
     Prepaid income taxes                                                 2,048
     Prepaid expenses                                                    66,653
                                                                  --------------

         Total current assets                                           507,720

FURNITURE AND EQUIPMENT, net                                            489,989
INTANGIBLE ASSETS, net                                                  323,108
RESTRICTED CASH                                                          90,000
OTHER ASSETS                                                             22,083
                                                                  --------------

                  TOTAL ASSETS                                    $   1,432,900
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 1998
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                              $   1,700,000
     Accounts payable                                                 2,202,770
     Capital lease obligations                                          183,924
     Accrued payroll and other expenses                                 303,632
     Accrued interest                                                   179,580
     Deferred revenue                                                    66,000
                                                                  --------------

         Total current liabilities                                    4,635,906
                                                                  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                     -
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                     -
     Common stock, $0.01 par value
         20,000,000 shares authorized
         2,743,646 shares issued and outstanding                         27,437
     Additional paid-in capital                                      10,106,002
     Accumulated deficit                                            (13,336,445)
                                                                  --------------

              Total stockholders' equity                             (3,203,006)
                                                                  --------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   1,432,900
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.


                                                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                            AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          FOR THE YEARS ENDED FEBRUARY 28,
==========================================================================================


                                                              1998                1997
                                                         -------------       -------------

NET SALES                                                $  3,383,836        $  7,890,397

COST OF SALES                                                 704,534             810,164
                                                         -------------       -------------

GROSS PROFIT                                                2,679,302           7,080,233
                                                         -------------       -------------

OPERATING EXPENSES
     Selling and marketing                                  2,011,731           7,012,788
     General and administrative                             5,350,209           1,642,204
                                                         -------------       -------------

         Total operating expenses                           7,361,940           8,654,992
                                                         -------------       -------------

LOSS FROM OPERATIONS                                       (4,682,638)         (1,574,759)
                                                         -------------       -------------

OTHER INCOME (EXPENSE)
     Interest income                                                -              19,625
     Interest expense                                        (344,479)           (141,896)
                                                         -------------       -------------

         Total other income (expense)                        (344,479)           (122,271)
                                                         -------------       -------------

NET LOSS                                                 $ (5,027,117)       $ (1,697,030)
                                                         =============       =============

BASIC LOSS PER SHARE                                     $      (3.91)       $      (3.20)
                                                         =============       =============

DILUTED LOSS PER SHARE                                   $      (3.91)       $      (3.20)
                                                         =============       =============

WEIGHTED-AVERAGE SHARES OUTSTANDING                         1,284,257             529,574
                                                         =============       =============

   The accompanying notes are an integral part of these financial statements.


                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    FOR THE YEARS ENDED FEBRUARY 28,
====================================================================================================================================



                                          Preferred Stock, Series A   Preferred Stock, Series B         Common Stock
                                          -------------------------   -------------------------   ------------------------
                                            Shares         Amount       Shares         Amount       Shares        Amount
                                          ----------     ----------   ----------     ----------   ----------    ----------


BALANCE, FEBRUARY 28, 1996                        -      $       -            -      $       -      484,806     $   4,848
ISSUANCE OF SECURITIES FOR SERVICES                                                                   8,990            89
CONVERSION OF DEBT FOR STOCK                                                                         27,424           274
ISSUANCE OF SHARES TO ESCROW                                                                         90,909           909
RELEASE/RETURN FROM ESCROW FOR CONVERSION                                                           (11,265)         (112)
ISSUANCE OF PREFERRED STOCK FOR CASH             15              1
CONVERSION OF PREFERRED STOCK                    (2)             -                                   18,466           185
ISSUANCE OF WARRANTS
ISSUANCE OF COMMON STOCK FOR CASH                                                                     2,000            20
FEES INCURRED IN CONNECTION WITH VARIOUS
   STOCK ISSUANCES
NET LOSS
                                          ----------     ----------   ----------     ----------   ----------    ----------

BALANCE, FEBRUARY 28, 1997                       13      $       1            -      $       -      621,330     $   6,213
ISSUANCE OF COMMON STOCK FOR
  Conversion of February 20, 1997
     note                                                                                           320,000         3,200
  Conversion of 1997 note                                                                            80,000           800
  Conversion of accrued consulting
     fees to common stock                                                                           160,000         1,600
  Interest charge on bridge note                                                                    245,556         2,456
  Exchange of warrants                                                                              276,760         2,768
RECAPITALIZATION OF SERIES A
  PREFERRED STOCK                               (13)            (1)          13              1
RECAPITALIZATION OF SERIES B
  PREFERRED STOCK                                                           (13)            (1)   1,040,000        10,400
ISSUANCE OF WARRANTS AS INTEREST
NET LOSS
                                          ----------     ----------   ----------     ----------   ----------    ----------

BALANCE, FEBRUARY 28, 1998                        -      $       -            -      $       -    2,743,646     $  27,437
                                          ==========     ==========   ==========     ==========   ==========    ==========

continued below -

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued


                                             Additional
                                              Paid-In     Accumulated
                                              Capital        Deficit         Total
                                           ------------   -------------   ------------

BALANCE, FEBRUARY 28, 1996                 $ 8,171,579    $ (6,612,298)   $ 1,564,129
ISSUANCE OF SECURITIES FOR SERVICES             85,117                         85,206
CONVERSION OF DEBT FOR STOCK                   275,676                        275,950
ISSUANCE OF SHARES TO ESCROW                      (909)                             -
RELEASE/RETURN FROM ESCROW FOR CONVERSION      250,112                        250,000
ISSUANCE OF PREFERRED STOCK FOR CASH           749,999                        750,000
CONVERSION OF PREFERRED STOCK                     (185)                             -
ISSUANCE OF WARRANTS                            25,000                         25,000
ISSUANCE OF COMMON STOCK FOR CASH               19,980                         20,000
FEES INCURRED IN CONNECTION WITH VARIOUS
   STOCK ISSUANCES                            (143,389)                      (143,389)
NET LOSS                                                    (1,697,030)    (1,697,030)
                                           ------------   -------------   ------------

BALANCE, FEBRUARY 28, 1997                 $ 9,432,980    $ (8,309,328)   $ 1,129,866
ISSUANCE OF COMMON STOCK FOR
  Conversion of February 20, 1997
     note                                      196,800                        200,000
  Conversion of 1997 note                       49,200                         50,000
  Conversion of accrued consulting
     fees to common stock                       98,400                        100,000
  Interest charge on bridge note               149,789                        152,245
  Exchange of warrants                         167,232                        170,000
RECAPITALIZATION OF SERIES A
  PREFERRED STOCK
RECAPITALIZATION OF SERIES B
  PREFERRED STOCK                              (10,399)                             -
ISSUANCE OF WARRANTS AS INTEREST                22,000                         22,000
NET LOSS                                                    (5,027,117)    (5,027,117)
                                           ------------   -------------   ------------

BALANCE, FEBRUARY 28, 1998                 $10,106,002     (13,336,445)    (3,203,006)
                                           ============   =============   ============

   The accompanying notes are an integral part of these financial statements.


                                                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   FOR THE YEARS ENDED FEBRUARY 28,
===================================================================================================================

                                                                                       1998                1997
                                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (5,027,117)      $ (1,697,030)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Provision for returns and allowances                                            -            171,000
              Depreciation and amortization                                             327,206            295,818
              Non-cash compensation                                                           -             72,150
              Interest charges on bridge notes                                          174,245                  -
              Warrant repricing expenses                                                170,000                  -
     (Increase) decrease in
         Restricted cash                                                                169,021           (259,021)
         Restricted short-term investments                                                    -            275,000
         Accounts receivable                                                          1,387,684           (787,612)
         Inventories                                                                    178,407           (110,078)
         Prepaid income taxes                                                            (2,049)                 -
         Prepaid expenses                                                               689,558            (54,296)
         Other assets                                                                      (663)            (7,115)
     Increase (decrease) in
         Accounts payable                                                               489,271            684,177
         Accrued payroll and other expenses                                             303,634                  -
         Accrued interest                                                               179,580                  -
         Deferred revenue                                                                66,000                  -
                                                                                   -------------      -------------

                  Net cash used in operating activities                                (895,223)        (1,417,007)
                                                                                   -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                     -           (222,708)
     Increase in intangibles                                                            (13,162)           (99,090)
     Collection of note receivable                                                      206,250              5,833
                                                                                   -------------      -------------

                  Net cash provided by (used in) investing activities                   193,088           (315,965)
                                                                                   -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                                             (27,936)           (12,494)
     Payments on short-term debt                                                       (200,000)          (344,128)
     Proceeds from issuance of short-term debt                                          700,000          1,640,000
     Net proceeds from issuances of securities                                                -            626,611
                                                                                   -------------      -------------

                  Net cash provided by financing activities                             472,064          1,909,989
                                                                                   -------------      -------------

   The accompanying notes are an integral part of these financial statements.


                                                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   FOR THE YEARS ENDED FEBRUARY 28,
===================================================================================================================

                                                                                       1998                1997
                                                                                   -------------      -------------

                      Net increase in cash and cash equivalents                    $   (230,071)      $    177,017

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            276,072             99,055
                                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $     46,001       $    276,072
                                                                                   =============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                                 $     12,654       $     81,936
                                                                                   =============      =============

     INCOME TAXES PAID                                                             $          -       $      4,011
                                                                                   =============      =============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended February 28, 1998, the Company converted $250,000 of short-term debt into 400,000 shares of common stock.

During the year ended February 28, 1998, the Company converted $100,000 of accrued consulting fees into 160,000 shares of common stock.

During the year ended February 28, 1998, the Company issued 245,556 shares of common stock for interest on bridge notes valued at $152,245.

During the year ended February 28, 1998, the Company issued warrants to purchase 1,100,000 shares of common stock as interest in the amount of $22,000.

During the year ended February 28, 1998, the Company exchanged warrants for 276,760 shares of common stock and incurred a repricing charge of $170,000.

During the year ended February 28, 1998, the Company entered into a recapitalization agreement, whereby it converted all outstanding shares of preferred stock for 1,040,000 shares of common stock.

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================


NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc. and subsidiary (collectively, the "Company"), a Delaware corporation, is engaged in the production and sales of educational videocassettes through its wholly-owned subsidiary, Video Tutorial Services, Inc. The Company also provides telemarketing and webified telemarketing to third party customers through its Multi-Media Telemarketing Services division.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $5,027,117 and $1,697,030 during the years ended February 28, 1998 and 1997, respectively. In addition, the Company had an accumulated deficit of $13,336,445 and a working capital deficit of $4,128,186 as of February 28, 1998. Further, the Company is currently in default on all loans and capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plan include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also addressing improved collection of customer accounts and the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. and its wholly-owned subsidiary, Video Tutorial Services, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

         Estimates
         ---------
         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $3,301,344 and $3,350,000 during the years ended February 28, 1998 and 1997, respectively.

         Inventories
         -----------
         The cost of inventories is determined by the first-in, first-out method and is stated at the lower of cost or market. Inventories are composed primarily of videocassettes and textbooks. Inventory carrying values are composed entirely of product costs.

         Furniture and Equipment
         -----------------------
         Furniture and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over estimated useful lives as follows:

                  Furniture and fixtures                         5 to 7 years
                  Office equipment                               5 to 7 years
                  Computer equipment and software                3 to 5 years
                  Leasehold Improvements                         1 to 4 years

         Maintenance and minor replacements are charged to expense as incurred. Leasehold improvements are amortized over the lease period or the useful life of the asset, whichever is shorter.

         Master Production Costs
         -----------------------
         Costs incurred in producing a master video program are capitalized and expensed over the estimated life of the program, which is seven years.

         Patents and Copyrights
         ----------------------
         Patents and copyrights, stated at cost less accumulated amortization, are amortized using the straight-line method over their estimated useful lives of three years.

         Deferred Revenue
         ----------------
         Deferred revenue consists of cash received or billings on products that have not been shipped.

         Revenue Recognition
         -------------------
         Sales revenue is recognized when products are shipped to customers. The Company provides a reserve for anticipated returns for customers and doubtful collections based upon historical return levels.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Impairment of Long-Lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. To date, no impairment has occurred.

         Income Taxes
         ------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for notes payable and long-term debt also approximates fair value because the current interest rates offered to the Company for notes payable and long-term debt of similar maturities are substantially the same.

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 28, 1998, the uninsured portions at the financial institutions aggregated to $18,000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Loss per Share
         ------------------
         For the year ended February 28, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 1998 and 1997, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

         Reclassifications
         -----------------
         Certain reclassifications have been made to the February 28, 1997 financial statements to conform with the February 28, 1998 presentation.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is not applicable to the Company.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. This statement is not applicable to the Company.

         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)
         -----------------------------------------------------
         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 28, 1998 consisted of the following:

             Furniture and fixtures                               $      53,771
             Office equipment                                           659,887
             Computer equipment and software                            137,960
             Leasehold improvements                                     110,473
                                                                  --------------

                                                                        962,091
             Less accumulated depreciation and amortization             472,102
                                                                  --------------

                      TOTAL                                       $     489,989
                                                                  ==============


         Depreciation and amortization expense was $180,501 and $149,113 for the years ended February 28, 1998 and 1997, respectively.


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 28, 1998 consisted of the following:

             Master video production costs                        $   1,104,225
             Patents and copyrights                                      22,088
                                                                  --------------

                                                                      1,126,313
             Less accumulated depreciation and amortization             803,205
                                                                  --------------

                      TOTAL                                       $     323,108
                                                                  ==============

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 5 - SHORT-TERM DEBT

         At February 28, 1998, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum, expired on December 31, 1997, and are convertible into common stock at a price of (i) $12.66 per share or (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 454,545 shares of its common stock in escrow.

         At February 28, 1999, the Company maintained short-term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued during September and October 1996 with a six-month original maturity. The maturity dates were subsequently extended for an additional six months and are currently in default. Amounts retired during the years were as follows:

                  Balance, February 28, 1997                   $     1,000,000
                  Paid-in for cash                                    (200,000)
                  Converted for common stock                           (50,000)
                                                               ----------------

                      BALANCE, FEBRUARY 28, 1998               $       750,000
                                                               ================

         Related to these notes, the Company issued warrants to purchase 110,000 shares of common stock and recorded interest of $22,000.

         During the year ended February 28, 1998, the Company converted unsecured, noninterest-bearing advances in the amount of $200,000 into 320,000 shares of common stock. The conversion was performed at a rate that approximated the fair market value of the Company's common stock.

         During the year ended February 28, 1998, the Company converted unsecured, non-interest-bearing advances in the amount of $200,000 into 320,000 shares of common stock. The conversion was performed at a rate that approximated the fair market value of the Company's common stock.

         During the year ended February 28, 1998, the Company raised $350,000 through the placement of short-term, unsecured promissory notes. The notes bear interest at 10% per annum, which was accelerated to 17% at April 17, 1997, and have a six-month original maturity date. $300,000 was extended an additional three months. All of the notes are currently in default. The notes are convertible to common stock upon default at $1.25 per share for notes with principal outstanding of $50,000 and $0.625 per share for notes with principal of $300,000. Related to the extension of the due dates on these notes, the Company issued 245,556 shares of common stock to the debt holders and recognized interest charges of $174,245.

         The Company raised $350,000 through short-term, unsecured bridge financing. The notes bear interest at 10% per annum, have a six-month original maturity date, and were in default at the year ended February 28, 1998. All of these bridge financings were outstanding as of February 28, 1998.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company has entered into an operating lease for facilities and equipment. The Company also leases certain office and computer equipment under non-cancelable, capital lease arrangements. Future minimum payments under capital and operating leases with initial or remaining terms of one year or more at February 28, 1998 are as follows:

              Year Ending                              Operating      Capital
               February                                 Leases        Leases
               --------                                 ------        ------

                 1999                                $   116,000   $     72,913
                 2000                                     97,000        116,128
                 2001                                     97,000         28,218
                 2002                                    103,000              -
                 2003                                    108,000              -
                 Thereafter                               27,000              -
                                                     ------------   ------------

                                                     $   548,000        217,259
                                                     ============
                 Less amount representing interest                       33,335
                                                                    ------------

                      TOTAL                                         $   183,924
                                                                    ============

         Assets capitalized under capital lease agreements at February 28, 1998 were valued at $274,770.

         The Company was in default in its capital lease agreements at February 28, 1998 and as such has classified the entire amount representing principal as current.

         Rent expense was $93,253 and $106,000 for the years ended February 28, 1998 and 1997, respectively.

         Employment Agreements
         ---------------------
         The Company has entered into employment agreements with four employees, which provide for aggregate salaries of $298,000 and $400,000 during the years ending February 28, 1999 and 1998.

         Litigation
         ----------
         The Company has had certain judgements against it from various vendors. The judgements aggregate approximately $100,000 and are recorded in accounts payable at February 28, 1998. Other creditors have commenced various lawsuits asserting claims against unpaid accounts payable. all of the amounts are included in accounts payable and management believes no additional charges will be incurred.

         The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 7 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                      Operating losses                         $     3,168,000
                  Valuation allowance                                3,168,000
                                                               ----------------

                           NET DEFERRED TAX ASSET              $             -
                                                               ================

         Deferred tax assets consisted of net operating loss carryforwards. The federal operating loss carryforwards at February 28, 1999 were approximately $7,920,000.


NOTE 8 - STOCKHOLDERS' EQUITY

         Capitalization
         --------------
         Each share of preferred and common stock has one vote per share in all matters. The preferred shares have priority over the Company's common stock in respect to dividend rights and liquidation preferences.

         Series A Preferred Stock
         ------------------------
         The Company's Series A preferred stock is convertible into common stock at a price equal to the lesser of $1 per share or 70% of the market value of the common stock at the time of conversion, but in no event less than $5 per share. In addition, the holders of the preferred stock were entitled to receive a warrant to purchase one share of common stock for $15 for each dollar invested. If the stock was not converted within six months during the year ended February 28, 1998, the Company issued 65,000 warrants to preferred stock shareholders.

         Series B Preferred Stock
         ------------------------
         In August 1997, the Company authorized the issuance of 50 shares of its $0.01 par value Series B preferred stock. The stock is in all ways identical to its Series A preferred, except it is convertible to common stock at the lesser of (a) $5 per share, (b) the price per share of the Company's common stock in its next offering, or (c) in the event the Company has less than $2,000,000 in net liquid assets at September 30, 1997 at $0.62 per share.

         During the year ended February 28, 1998, pursuant to a re-capitalization agreement, all outstanding shares of Series A preferred stock were exchanged on a 1-for-1 basis for the newly created Series B preferred stock. The Series B preferred stock was then immediately converted to 1,040,000 shares of the Company's common stock.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Purchase Warrants
         -----------------------
         On July 8, 1997, the Company negotiated a warrant re-capitalization agreement, whereby certain warrant holders agreed to exchange their warrants for shares of the Company's common stock. Pursuant to this agreement, holders of warrants to purchase 330,000 shares at the lesser of $10 per share or 75% of the market price of the underlying stock exchanged their warrants for 0.75 shares per warrant for a total of 247,500 shares of common stock. In addition, holders of 58,520 warrants exercisable at $1.50 per share were exchanged at a rate of $0.50 per share for a total of 29,260 shares of common stock. Related to the warrant re-capitalization, the Company charged $170,000 to operations for exchange rates beneficial to the warrant holders.

         Stock purchase warrants outstanding at February 28, 1998 consisted of the following:

              Exercise Price             Outstanding              Exercisable
              --------------          ------------------       -----------------
              $            15.00                242,462                 242,462
              $            56.00                390,625                 390,625
              $    10.00 - 15.00                 45,750                  45,750
                                      ------------------       -----------------

                  TOTAL                         678,837                 678,837
                                      ==================       =================

         Common Stock
         ------------
         During the year ended February 28, 1998, the Company issued 400,000 shares of common stock in exchange for outstanding debt and accrued interest of $250,000 at $0.62 per share. The value of the securities issued approximated the amount of the liability exchanged.

         During the year ended February 28, 1998, the Company converted certain vendor obligations valued at $100,000 into 160,000 shares of common stock at $0.62 per share, which approximated the value of the services rendered.

         In November 1997, the Company issued 245,556 shares of common stock as consideration for accrued interest and outstanding bridge financings and recognized finance charges of $152,245.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan
         -----------------
         The Company has adopted a stock option plan (the "Plan") for 350,000 shares of the Company's common stock. The Plan is administered by the Board of Directors or by a Stock Option Committee to be appointed by the Board of Directors. The Stock Option Committee determines, subject to the provisions of the Plan, to whom options are granted, the number of shares of common stock subject to each option, ether an option shall be an incentive stock option (an "ISO") or a non-qualified option (a "NQO"), and the period during which each option may be exercised. In addition, the Stock Option Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a NQO the exercise price per share may not be less than 85% of the fair market value per share of common stock on the date of grant and (ii) for an ISO the exercise price per share may not be less than the fair market value per share of common stock on the date of grant (11% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock).

         In determining persons to whom options will be granted and the number of shares of common stock to be covered by each option, the Stock Option Committee considers various factors including each eligible person's position and responsibilities, service, and accomplishments, present and future value to the Company, anticipated length of future service, and other relevant factors. Options may be granted under the Plan to all officers, directors, and employees of the Company. No options may be granted under the Plan after March 31, 2004. To date, the Board of Directors has not appointed a Stock Option Committee.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 1998 and 1997:
                                                    1998               1997
                                              ---------------   ---------------
             Net loss
                 As reported                  $   (5,027,117)   $   (1,697,030)
                 Pro forma                    $   (5,027,117)   $   (1,697,030)
             Basic loss per common share
                 As reported                  $        (3.91)   $        (3.20)
                 Pro forma                    $        (3.91)   $        (3.20)

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================

NOTE 8 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following summarizes the stock option transactions:

                                                                               Weighted-
                                                                               Average
                                                               Stock Options   Exercise
                                                                Outstanding     Price
                                                               ------------   -----------
             Balance, February 28, 1996                                   -    $       -
                 Granted                                             15,000    $   10.00
                                                               ------------

                    BALANCE, FEBRUARY 29, 1998 AND 1997              15,000    $   10.00
                                                               ============

                    EXERCISABLE, FEBRUARY 29, 1998                   15,000    $   10.00
                                                               ============

         The weighted-average remaining contractual life of the options outstanding is nine years at February 28, 1998.


NOTE 9 - MAJOR SUPPLIERS

         The Company purchases its products primarily from one video duplication manufacturer. During the year ended February 28, 1998, total product purchases from this supplier amounted to 22%.


NOTE 10 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1998
================================================================================


NOTE 10 - YEAR 2000 ISSUE (CONTINUED)

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 11 - SUBSEQUENT EVENTS

         On May 15, 1999, the Company entered into various settlement agreements with vendors for unpaid accounts payable for approximately $890,000. This amount was included in accounts payable at February 28, 1999.

         On May 24, 1999, the Company effected a one-for-10 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

         In December 1999, the Company converted debt in the amount of $110,000 to 1,261,538 shares of common stock. $60,000 of the converted debt represented related parties who received 461,538 shares of common stock. Related to the conversion, the Company recognized financing charges of approximately $69,000.

         In December 1999, the Company entered into three employment agreements, which provide for aggregate salaries of $225,000 per year for the years ending February 2000 through 2005.

         In January 2000, the Company converted $225,000 of short-term, 10%, unsecured promissory notes to 3,400,000 shares of its common stock.

         During the year ended February 28, 1999, the Company issued 568,820 stock options to various vendors for consulting services rendered valued at $6,000 for an exercise price of $0.32, which has been recorded as a consulting expense.

         Subsequent to February 28, 1999, the Company granted 2,383,000 options to various employees with exercise prices ranging from $0.10 to $0.30. In addition, the Company granted 917,958 options to various consultants for services with exercise prices ranging from $0.10 to $0.33.