Form 10QSB
period 1998-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998
                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER: 001-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       ----------------------------------
            (NAME OF SMALL BUSINESS ISSUER SPECIFIED IN ITS CHARTER)

             DELAWARE                                            73-1293914
---------------------------------                              ---------------
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

CHECK WHETHER THE ISSUER: (i) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (ii) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JANUARY 28, 2000 WAS 8,313,343 SHARES.

TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES___   NO  _X_

         THIS QUARTERLY REPORT ON FORM 10-QSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  May 31, 1998



                                     ASSETS

CURRENT ASSETS:

Cash and Cash Equivalents                                          $      1,547
Restricted short-term investments                                        90,000
Accounts receivable                                                     245,131
Inventories                                                             112,705
Deferred advertising expense                                             36,000
Prepaid expenses and other current assets                                25,854
                                                                  --------------
Total Current Assets                                                    511,237

PROPERTY AND EQUIPMENT, NET                                             449,108
INTANGIBLE ASSETS, NET                                                  306,770
OTHER ASSETS                                                             21,420
                                                                  --------------
TOTAL ASSETS                                                      $   1,288,535
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                             $   2,439,789
Due to officers                                                          13,884
Capital lease obligations                                               220,162
Notes payable                                                         1,725,000
                                                                  --------------
TOTAL LIABILITIES                                                 $   4,398,835
                                                                  --------------

STOCKHOLDERS' DEFICIT
Common stock $.01 par value, 20,000,000 shares
authorized; 2,743,646 issued and outstanding                            119,706
Preferred stock, $.01 par value, 1,000,000 shares
authorized; 0 issued and outstanding
Additional paid-in capital                                            9,691,488
Deficit                                                             (12,921,495)
                                                                  --------------
TOTAL SHAREHOLDERS' DEFICIT                                          (3,110,301)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $   1,288,534
                                                                  ==============


See notes to consolidated financial statements.


                                   MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                                  THREE MONTHS ENDED MAY 31

                                                                           1998              1997
                                                                           ----              ----
NET SALES                                                         $   1,821,009     $   1,004,117
COSTS OF GOODS SOLD                                                     214,587           220,288
                                                                  --------------    --------------
GROSS PROFIT                                                          1,606,422           783,829
                                                                  --------------    --------------
COSTS AND EXPENSES:
     Selling and marketing                                            1,251,970         1,476,194
     General and administrative                                         309,747           420,441
     Interest expense                                                    34,000            43,469
                                                                  --------------    --------------

TOTAL COSTS AND EXPENSES                                              1,595,717         1,940,104
                                                                  --------------    --------------

NET INCOME (LOSS)                                                 $      10,705     $  (1,156,275)
                                                                  ==============    ==============

INCOME (LOSS) PER SHARE: (Note 4)
Net Income (Loss)                                                 $        0.01     $       (2.01)
                                                                  ==============    ==============

Weighted average number of common shares outstanding                  2,743,646           575,875
                                                                  ==============    ==============

See notes to consolidated financial statements.



                                   MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                              THREE MONTHS ENDED MAY 31,


CASH FLOWS FROM OPERATING ACTIVITIES:                                      1998              1997
-------------------------------------                                      ----              ----
Net income (loss)                                                 $      10,705     $  (1,156,275)
                                                                  --------------    --------------
Adjustments to reconcile net income (loss) from continuing
operations to cash used in operating activities:
Depreciation and amortization                                            62,248            80,164
Non-cash compensation and services                                            -            26,331
Changes in operating assets and liabilities
(Increase) decrease in assets:
Restricted short term investments                                             -            11,188
Accounts receivable                                                       1,198           316,039
Inventories                                                              13,133            77,014
Deferred advertising                                                     14,000           102,681
Prepaid expenses and other current assets                                (8,538)           17,006
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                                  (158,953)         (105,433)
                                                                  --------------    --------------
Total adjustments                                                       (76,912)          524,990
                                                                  --------------    --------------
Net cash (used) in operating activities                                 (66,207)         (631,285)
                                                                  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (2,228)                -
Increase in intangibles                                                  (2,800)           (5,736)
                                                                  --------------    --------------

Net cash used in investing activities                                    (5,028)           (5,736)
                                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt                                                        -           575,000
Net proceeds of notes payable                                            25,000                 -
Repayment of capital lease obligations                                   (5,270)           (5,000)
Repayment of notes payable                                                               (200,000)
Repayment of officers loans                                             (29,800)                -
                                                                  --------------    --------------
Net cash provided (used) by financing activities                        (10,070)          370,000
                                                                  --------------    --------------


Net (decrease) in cash and cash equivalents                             (81,305)         (267,021)
Cash and cash equivalents at beginning of period                         82,852           276,072
                                                                  --------------    --------------
Cash and cash equivalents at end of period                        $       1,547     $       9,051
                                                                  ==============    ==============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
Interest paid                                                     $           0     $       7,745
                                                                  ==============    ==============

Income taxes paid                                                 $         680     $           0
                                                                  ==============    ==============


See notes to consolidated financial statements.

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended May 31, 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of February 28, 1998.

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

2.   Going Concern Issues:

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

3.   Debt financing:

     In the quarter ending May 31, 1998, the Company received proceeds of $25,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and are due 3 months from issuance. The Company has reached agreements to extend the notes and additional 6 months. The notes are currently in default.

4.   Income or Loss per share:

     Income or Loss per share amounts for the 1998 and 1997 periods were computed by dividing net income/(loss) by the weighted average number of shares outstanding. Common stock equivalents have been excluded as their effect would be anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1999 AND 1998, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1998 AND 1997. Net sales for the three months ended May 31, 1998 (the "1998 Period") were $1,821,009 compared to $1,004,117 in the three months ended May 31, 1997 (the "1997 Period").

         Gross profit was $1,606,422 in the 1998 Period compared to $783,829 in the 1997 Period.

         Selling and marketing expenses were $1,251,970 for the 1998 Period compared to $1,476,194 for the 1997 Period. General and administrative expenses were $309,747 in the 1998 Period compared to $420,441 in the 1997 Period. Interest expense was $34,000 in the 1998 Period compared to $43,469 in the 1997 Period.

         Net income from operations was $10,705 in the 1998 Period compared to a loss from operations of $1,156,275 in the 1997 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $91,547 at May 31, 1998 from $136,001 at February 28, 1998.

         Net cash used in operations in the 1998 Period was $66,207 compared to $631,285 in the 1997 Period.

         Net cash used in investing activities in the 1998 Period was $5,028 compared to $5,736 in the 1997 Period.

         Net cash used by financing activities in the 1998 Period was $10,070, compared to net cash provided by financing activities of $370,000 in the 1997 Period.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         THE COMPANY IS CURRENTLY SUBJECT TO THE REPORTING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT") AND IN ACCORDANCE THEREWITH FILES REPORTS, PROXY STATEMENTS AND OTHER INFORMATION WITH THE COMMISSION. SUCH REPORTS, PROXY STATEMENTS AND OTHER INFORMATION MAY BE INSPECTED AND COPIED AT THE PUBLIC REFERENCE FACILITIES OF THE COMMISSION AT JUDICIARY PLAZA, 450 FIFTH STREET, N.W., WASHINGTON D.C. 20549; AT ITS NEW YORK REGIONAL OFFICE, SUITE 1300, 7 WORLD TRADE CENTER, NEW YORK, NEW YORK, 10048; AND AT ITS CHICAGO REGIONAL OFFICE, 500 WEST MADISON STREET, SUITE 1400, CHICAGO, ILLINOIS 60661, AND COPIES OF SUCH MATERIALS CAN BE OBTAINED FROM THE PUBLIC REFERENCE SECTION OF THE COMMISSION AT ITS PRINCIPAL OFFICE IN WASHINGTON, D.C., AT PRESCRIBED RATES. IN ADDITION, SUCH MATERIALS MAY BE ACCESSED ELECTRONICALLY AT THE COMMISSION'S SITE ON THE WORLD WIDE WEB, LOCATED AT http://www.sec.gov.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

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

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) None

                  (b) The Company filed a Report on Form 8-K on August 2, 1999.

                                    SIGNATURE


         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            MULTI-MEDIA TUTORIAL SERVICES, INC.




Date: January 28, 2000                      By: /s/ Barry Reichman
                                               ---------------------------------
                                                Barry Reichman
                                                Chief Executive Officer