Form 10QSB
period 1998-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998
                                       OR

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 August 31, 1998



                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                         $         610
Restricted short-term investments                                        80,000
Accounts receivable, net                                                212,384
Inventories                                                              82,718
Deferred advertising expense                                             15,000
Prepaid expenses and other current assets                                29,658
                                                                  --------------
Total Current Assets                                                    420,370

PROPERTY AND EQUIPMENT, NET                                             409,349
INTANGIBLE ASSETS, NET                                                  288,932
OTHER ASSETS                                                             21,420
                                                                  --------------
TOTAL ASSETS                                                      $   1,140,071
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                             $   2,471,011
Due to officers                                                          32,953
Capital lease obligations                                               208,163
Notes payable                                                         1,725,000
                                                                  --------------
TOTAL LIABILITIES                                                 $   4,437,127
                                                                  --------------

STOCKHOLDERS' DEFICIT
Common stock $.01 par value, 20,000,000 shares
authorized;  2,743,646 issued and outstanding                     $     119,706
Preferred stock, $.01 par value, 1,000,000 shares
authorized; 0 issued and outstanding
Additional paid-in capital                                            9,691,488
Deficit                                                             (13,108,251)
                                                                  --------------
TOTAL SHAREHOLDERS' DEFICIT                                       $  (3,297,057)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $   1,140,070
                                                                  ==============


See notes to consolidated financial statements

                              MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                         THREE MONTHS ENDED AUGUST 31


                                                                            1998              1997
                                                                            ----              ----
NET SALES                                                          $   1,323,480     $     877,962
COST OF GOODS SOLD                                                        90,352           188,940
                                                                   --------------    --------------
GROSS PROFIT                                                           1,233,128           689,022
                                                                   --------------    --------------
COSTS AND EXPENSES:
     Selling and marketing                                             1,032,491           858,521
     General and administrative                                          293,042           350,245
     Interest expense                                                     34,350            38,224
                                                                   --------------    --------------

TOTAL COSTS AND EXPENSES                                               1,359,883         1,246,990
                                                                   --------------    --------------

NET (LOSS)                                                         $    (126,755)    $    (557,968)
                                                                   ==============    ==============

(LOSS) PER SHARE:
Net (Loss)                                                         $       (0.05)    $       (0.50)
                                                                   ==============    ==============

Weighted average number of common shares outstanding                   2,743,646         1,063,103
                                                                   ==============    ==============

See notes to consolidated financial statements


                              MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                        SIX MONTHS ENDED AUGUST 31


                                                                            1998                1997
                                                                            ----                ----
NET SALES                                                        $     3,144,490     $     1,882,079
COSTS OF GOODS SOLD                                                      364,940             409,228
                                                                 ----------------    ----------------
GROSS PROFIT                                                           2,779,550           1,472,851
                                                                 ----------------    ----------------
COSTS AND EXPENSES:
     Selling and marketing                                             2,284,460           2,334,715
     General and administrative                                          602,790             770,686
     Interest expense                                                     68,350              81,694
                                                                 ----------------    ----------------

TOTAL COSTS AND EXPENSES                                               2,955,600           3,187,095
                                                                 ----------------    ----------------

NET (LOSS)                                                       $      (176,050)    $    (1,714,244)
                                                                 ================    ================

(LOSS) PER SHARE:
Net (Loss)                                                       $         (0.06)    $         (2.00)
                                                                 ================    ================
Weighted average number of common shares outstanding                   2,743,646             842,219
                                                                 ================    ================


See notes to consolidated financial statements


                              MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                      SIX MONTHS ENDED AUGUST 31,


CASH FLOW FROM OPERATING ACTIVITIES:                                        1998                1997
------------------------------------                                        ----                ----
Net (loss)                                                       $      (176,050)    $    (1,714,244)
                                                                 ----------------    ----------------
Adjustments to reconcile net (loss) from continuing
operations to cash used in operating activities:
Depreciation and amortization                                            124,047             166,826
Non-cash compensation and services                                             -              39,164
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Restricted short term investments                                         10,000             (10,979)
Accounts receivable                                                       33,945             327,227
Inventories                                                               43,120             149,205
Deferred advertising                                                      35,000             270,676
Prepaid expenses and other current assets                                (12,342)             (2,201)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                                   (127,731)             (7,496)
                                                                 ----------------    ----------------
Total adjustments                                                        106,039             932,422
                                                                 ----------------    ----------------

Net Cash (used) in operating activities                                   (70,011)           (781,822)
                                                                 ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (5,130)                  -
Increase in intangibles                                                   (4,100)            (10,322)
                                                                 ----------------    ----------------
Net cash (used) in investing activities                                   (9,230)            (10,322)
                                                                 ----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from debt                                                         -             725,000
Net proceeds of notes payable                                             25,000                   -
Repayment of capital lease obligations                                   (17,270)             (6,148)
Repayment of notes payable                                                     -            (200,000)
Repayment of officers loans                                              (10,731)                  -
                                                                 ----------------    ----------------
Net cash provided (used) by financing activities                          (3,001)            518,852
                                                                 ----------------    ----------------

Net (decrease) in cash and cash equivalents                              (82,242)           (273,292)
Cash and cash equivalents at beginning of period                          82,852             276,072
                                                                 ----------------    ----------------
Cash and cash equivalents at end of period                       $           610     $         2,780
                                                                 ================    ================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
Interest paid                                                    $           350     $         2,718
                                                                 ================    ================
Income taxes paid                                                $         1,060     $             0
                                                                 ================    ================


See notes to consolidated financial statements

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended August 31, 1998.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1998 AND 1997. Net sales for the three months ended August 31, 1998 were $1,323,480 compared to $877,962 in the three months ended August 31, 1997.

         Gross profit was $1,233,128 in the three months ended August 31, 1998 compared to $689,022 in the three months ended August 31, 1997.

         Selling and marketing expenses were $1,032,491 for the three months ended August 31, 1998 compared to $858,521 for the three months ended August 31, 1997. General and administrative expenses were $293,042 in the three months ended August 31, 1998 compared to $350,245 in the three months ended August 31, 1997. Interest expense was $34,350 in the three months ended August 31, 1998 compared to $38,224 in the three months ended August 31, 1997.

         Net loss from operations was $126,755 in the three months ended August 31, 1998 compared to a loss from operations of $557,968 in the three months ended August 31, 1997.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 1998 AND 1997. Net sales for the six months ended August 31, 1998 (the "1998 Period") were $3,144,490 compared to $1,882,079 in the six months ended August 31, 1997 (the "1997 Period").

         Gross profit was $2,779,550 in the 1998 Period compared to $1,472,851 in the 1997 Period.

         Selling and marketing expenses were $2,284,460 for the 1998 Period compared to $2,334,715 for the 1997 Period. General and administrative expenses were $602,790 in the 1998 Period compared to $770,686 in the 1997 Period. Interest expense was $68,350 in the 1998 Period compared to $81,694 in the 1997 Period.

         Net loss from operations was $176,050 in the 1998 Period compared to a net loss from operations of $1,714,244 in the 1997 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $80,610 at August 31, 1998 from $136,001 at February 28, 1998.

         Net cash used in operations in the 1998 Period was $70,011 compared to $781,822 in the 1997 Period.

         Net cash used in investing activities in the 1998 Period was $9,230 compared to $10,322 in the 1997 Period.

          Net cash used by financing activities in the 1998 Period was $3,001, compared to net cash provided from financing activities of $518,852 in the 1997 Period.

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