Form 10QSB
period 1998-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
                                       OR

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                November 30, 1998



                                     ASSETS

CURRENT ASSETS:

Cash and cash Equivalents                                         $       3,280
Restricted short-term investments                                        80,000
Accounts receivable, net                                                114,425
Inventories                                                              87,933
Deferred advertising expense                                             47,000
Prepaid expenses and other current assets                                10,459
                                                                  --------------
Total Current Assets                                                    343,097

PROPERTY AND EQUIPMENT, NET                                             371,341
INTANGIBLE ASSETS, NET                                                  270,556
OTHER ASSETS                                                             21,420
                                                                  --------------
TOTAL ASSETS                                                      $   1,006,414
                                                                  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
-----------------------------
Accounts payable and accrued expenses                                 2,829,824
Due to officers                                                          27,261
Capital lease obligations                                               185,612
Notes payable                                                         1,725,000
Loans payable                                                            75,000
                                                                  --------------
TOTAL LIABILITIES                                                 $   4,842,697
                                                                  --------------

STOCKHOLDERS' DEFICIT
Common stock $.01 par value, 20,000,000 shares
authorized; 2,743,646 issued and outstanding                      $     119,706
Preferred stock, $.01 par value, 1,000,000 shares
authorized; 0 issued and outstanding                                          -
Additional paid-in capital                                            9,691,489
Deficit                                                             (13,647,478)
                                                                  --------------
TOTAL SHAREHOLDERS' DEFICIT                                          (3,836,283)
                                                                  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $   1,006,414
                                                                  ==============

See notes to consolidated financial statements.

                             MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                       THREE MONTHS ENDED NOVEMBER 30,


                                                                           1998              1997
                                                                           ----              ----
NET SALES                                                         $     934,569     $   1,293,692
COSTS OF GOODS SOLD                                                     122,612           114,382
                                                                  --------------    --------------
GROSS PROFIT                                                            811,984         1,179,310
                                                                  --------------    --------------
COSTS AND EXPENSES:
     Selling and marketing                                            1,025,107         1,171,485
     General and administrative                                         290,104           308,475
     Interest expense                                                    36,000            40,124
                                                                  --------------    --------------

TOTAL COSTS AND EXPENSES                                              1,351,211         1,520,084
                                                                  --------------    --------------

NET (LOSS)                                                        $    (539,227)    $    (340,774)
                                                                  ==============    ==============

(LOSS) PER SHARE:
Net (Loss)                                                        $       (0.20)    $        0.10
                                                                  ==============    ==============
Weighted average number of common shares outstanding                  2,743,646         2,511,772
                                                                  ==============    ==============

See notes to consolidated financial statements.

                             MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                          NINE MONTHS ENDED NOVEMBER 30,


                                                                           1998              1997
                                                                           ----              ----
NET SALES                                                         $   4,079,086     $   3,175,771
COST OF GOODS SOLD                                                      487,552           523,610
                                                                  --------------    --------------

GROSS PROFIT                                                          3,591,534         2,652,161
                                                                  --------------    --------------
COSTS AND EXPENSES:
     Selling and marketing                                            3,309,567         3,506,200
     General and administrative                                         892,894         1,079,161
     Interest expense                                                   104,350           121,818
                                                                  --------------    --------------

TOTAL COSTS AND EXPENSES                                              4,306,811         4,707,179
                                                                  --------------    --------------

NET (LOSS)                                                        $    (715,277)    $  (2,055,018)
                                                                  ==============    ==============

(LOSS) PER SHARE:                                                 $       (0.26)    $       (1.20)
                                                                  ==============    ==============
Net (Loss)
Weighted average number of common shares outstanding                  2,743,646         1,684,041
                                                                  ==============    ==============

See notes to consolidated financial statements.

                             MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                           NINE MONTHS ENDED NOVEMBER 30,


CASH FLOWS FROM OPERATING ACTIVITIES:                                      1998              1997
-------------------------------------                                      ----              ----
Net (loss)                                                        $    (715,277)    $  (2,055,018)
                                                                  --------------    --------------

Adjustments to reconcile net (loss) from continuing
operations to cash used in operating activities:
Depreciation and amortization                                           188,732           246,221
Non-cash compensation and services                                            -            39,997
Changes in operating assets and liabilities
(Increase) decrease in assets:
Restricted short term investments                                        10,000           144,021
Accounts receivable                                                     131,904           253,709
Inventories                                                              37,905           151,801
Deferred advertising                                                      3,000           172,100
Prepaid expenses and other current assets                                 6,857            (5,494)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                                   231,032           305,221
                                                                  --------------    --------------
Total adjustments                                                       609,480         1,307,576
                                                                  --------------    --------------
Net cash (used) in operating activities                                (105,797)         (747,442)
                                                                  --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (12,632)                -
Increase in intangibles                                                  (4,900)          (11,422)
                                                                  --------------    --------------
Net cash used in investing activities                                   (17,532)          (11,422)
                                                                  --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from debt                                                        -           700,000
Net proceeds of notes payable                                            25,000                 -
Repayment of capital lease obligations                                  (39,821)           (7,402)
Proceeds from loans payable                                              75,000                 -
Repayment of notes payable                                                    -          (200,000)
Repayment of officers loans                                             (16,423)                -
                                                                  --------------    --------------
Net cash provided by financing activities                                43,756           492,598
                                                                  --------------    --------------

Net (decrease) in cash and cash equivalents                             (79,573)         (266,266)
Cash and cash equivalents at beginning of period                         82,853           276,072
                                                                  --------------    --------------
Cash and cash equivalents at end of period                        $       3,280     $        9,806
                                                                  ==============    ===============

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
Interest paid                                                     $         350     $        2,718
                                                                  ==============    ===============
Income taxes paid                                                 $       1,060     $            -
                                                                  ==============    ===============

See notes to consolidated financial statements.

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended November 30, 1998.

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

3.   Debt financing:

     In the quarter ending November 30, 1998, the Company received advances of $75,000 from stockholders. The advances are unsecured, non-interest-bearing, and are payable on demand.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997. Net sales for the three months ended November 30, 1998 were $934,569 compared to $1,293,692 in the three months ended November 30, 1997.

         Gross profit was $811,984 in the three months ended November 30, 1998 compared to $1,179,310 in the three months ended November 30, 1997.

         Selling and marketing expenses were $1,025,107 for the three months ended November 30, 1998 compared to $1,171,485 for the three months ended November 30, 1997. General and administrative expenses were $290,104 in the three months ended November 30, 1998 compared to $308,475 in the three months ended November 30, 1997. Interest expense was $36,000 in the three months ended November 30, 1998 compared to $40,124 in the three months ended November 30, 1997.

         Net loss from operations was $539,227 in the three months ended November 30, 1998 compared to a net loss from operations of $340,774 in the three months ended November 30, 1997.

         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1997. Net sales for the nine months ended November 30, 1998 (the "1998 Period") were $4,079,086 compared to $3,175,771 in the nine months ended November 30, 1997 (the "1997 Period").

         Gross profit was $3,591,534 in the 1998 Period compared to $2,652,161 in the 1997 Period.

         Selling and marketing expenses were $3,309,567 for the 1998 Period compared to $3,506,200 for the 1997 Period. General and administrative expenses were $892,894 in the 1998 Period compared to $1,079,161 in the 1997 Period. Interest expense was $104,350 in the 1998 Period compared to $121,818 in the 1997 Period.

         Net loss from operations was $715,277 in the 1998 Period compared to a net loss from operations of $2,055,018 in the 1997 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $83,280 at November 30, 1998 from $136,001 at February 28, 1998.

         Net cash used in operations in the 1998 Period was $105,797 compared to $747,442 in the 1997 Period.

         Net cash used in investing activities in the 1998 Period was $17,532 compared to $11,422 in the 1997 Period.

         Net cash provided by financing activities in the 1998 Period was $43,756, compared to $ 492,598 in the 1997 Period.

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