Form 10KSB
period 1999-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1999
                                       OR

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

         Credit cards are the preferred method of payment, both for the Company and for its customers. These cards are either billed in full or in partial monthly payments. The Company also offers consumers who do not wish to use their credit card another means of payment; an automatic check debit, in which the customer is shipped the merchandise after he offers the Company his bank name and checking account number.

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

CUSTOMIZED TELEMARKETING SERVICES

         The Company solicits business for its customized telemarketing services division by advertising in trade magazines as well as through its own internal efforts. To date, the Company has entered into agreements with .LitterMaid, a subsidiary of Windmere Corp., pursuant to which the Company provides inbound and outbound telemarketing services. The Company offers its clients the advantage of a highly trained sales force as well as the capability to produce accurate telephone and sales reports. In addition, the Company can offer its expertise in creating and placing advertisements, for which it receives a commission on all media placed. The Company is actively seeking to service additional accounts in this area. The Company's telemarketing services have ranged from database cleaning to sales and marketing and customer service. The Company's clients have included Fortune 500 companies, and internet related and telecommunications companies.

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

RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged

         The Company has experienced significant losses from operations since inception. It experienced losses of $753,136 and $5,027,117 for the fiscal years ended February 28, 1999 and 1998. As of February 28, 1999, the Company had a working capital deficit of $4,640,974 and an accumulated deficit of $14,089,581. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors and with the net proceeds of the IPO but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 1999, the Company has investor loans and advances aggregating $1,725,000, of which a certain amount may be converted into equity, subject to ongoing negotiations. All of this amount is in default and currently due and payable; there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness or to absorb the fixed overhead arising from the infrastructure necessary to support the telemarketing effort which causes current operating losses. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized telemarketing operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

COMPETITION

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson, Megasystems, the Video Professor and MegaMath. In the school market, the Company competes with Video Aided Instruction, The Learning Co., and Educational Video Resources. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs.

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 1999 AND 1998. Net sales for the fiscal year ended February 28, 1999 (the "1999 Period") were $5,369,597 compared to $3,383,836 in the fiscal year ended February 28, 1998 (the "1998 Period").

         Gross profit was $4,773,423 in the 1999 Period compared to $2,679,302 in the 1998 Period.

         Selling and marketing expenses were $2,379,814 for the 1999 Period compared to $2,011,731 for the 1998 Period. General and administrative expenses were $3,005,161 in the 1999 Period compared to $5,350,209 in the 1998 Period. Interest expense was $141,335 in the 1999 Period compared to $344,479 in the 1998 Period.

         Net loss from operations was $753,136 in the 1999 Period compared to net loss from operations of $5,027,117 in the 1998 Period

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $80,000 at February 28, 1999 from $136,001 at February 28, 1999.

         Net cash used in operations in the 1999 Period was $108,352 compared to $895,223 in the 1998 Period.

         Net cash used in investing activities in the 1999 Period was $25,857 compared to net cash provided by investing activities of $193,088 in the 1998 Period.

         Net cash used in financing activities in the 1999 Period was $30,067, compared to net cash provided from financing activities of $472,064 in the 1998 Period.

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

   Awards                                            Payouts
-------------------------------------------------------------------------------------------------------------------

                                                                         Securities
                                                            Restricted   Underlying
Name and                                   Other annual     Stock        Options/SARs    LTIP          All other
principal                                  Compensation     Awards (s    (1)             Payouts       Compensation
position        Year    Salary   Bonus          ($)             ($)           (#)             ($)           ($)
--------------- ------- -------- --------- ---------------- ------------ --------------- ------------- ------------

Morris Berger   1999    $76,000    -0-         $3,850           -0-         134,986           -              -
(2)

                1998    $130,000   -0-         $6,600           -0-           -0-             -              -

Barry
Reichman(3)     1999    $100,000   -0-           -0-            -0-         104,967           -              -


                1998    $100,000   -0-           -0-            -0-           -0-             -              -

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

(6) The address for Mr. Wizman is 211 South Beverly Drive, Suite 108, Beverly Hills, California 9021.

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

3.1      Certificate of Incorporation, as amended
3.2      By-Laws
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate
10.1     Form of 1995 Stock Option Plan
10.2     Agreement between VTS and The Ernest Lawrence Group
10.3     Employment Agreement between Registrant and Morris Berger
10.4     Employment Agreement between Registrant and Barry Reichman
10.5     Form of Note Conversion Agreement dated November 15, 1995 (1)
10.6     Form of Amendment No. 1 to Note Conversion Agreement dated November 30,
           1995 (1)
10.7     Form of Modification Agreement dated May 30, 1996 (1)
10.8     Form of Convertible Debt Offering (2)
10.9     Form of 1996 Short Term Loan (2)
10.1     Certificate of Designation of Series A Preferred Stock (2)
10.11    Form of 1997 Short Term Loan (2)
16.1     Letter  re change in certifying accountant (3)
27.1     Financial Data Schedule (3)
--------------------------------------------------------------------------------

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

                                          MULTI MEDIA TUTORIAL SERVICES, INC.


Dated: January 28, 2000                   By: /S/ Barry Reichman
                                              ----------------------------------
                                              Barry Reichman, CEO and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 28, 2000 by the following persons on behalf of Registrant and in the capacities indicated.


                                          /S/ Barry Reichman
                                          --------------------------------------
                                          Barry Reichman, CEO and Director


                                          /S/ Anne Reichman
                                          --------------------------------------
                                          Anne Reichman, Secretary and Director

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                     INDEX TO CONSOLIDATED FINANCIALS STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================


                                                             Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS           F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                              F-3 - F-4

     Consolidated Statements of Operations                   F-5

     Consolidated Statements of Stockholders' Equity         F-6

     Consolidated Statements of Cash Flows                   F-7 - F-8

     Notes to Consolidated Financial Statements              F-9 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholder
Multi-Media Tutorial Services, Inc. and subsidiary


We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. and subsidiary as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Media Tutorial Services, Inc. and subsidiary as of February 28, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended February 28, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $753,136 during the year ended February 28, 1999, and it had negative cash flows from operations of $170,502. In addition, the Company is currently in default on all loans and capitalized leases. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
December 10, 1999

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 1999
================================================================================


                                     ASSETS

CURRENT ASSETS
     Accounts receivable                                     $       217,583
     Inventories                                                      88,741
     Prepaid income taxes                                              2,349
     Prepaid expenses                                                 34,677
                                                             ----------------

         Total current assets                                        343,350

FURNITURE AND EQUIPMENT, net                                         334,843
INTANGIBLE ASSETS, net                                               251,406
RESTRICTED CASH                                                       80,000
OTHER ASSETS                                                          24,583
                                                             ----------------

                  TOTAL ASSETS                               $     1,034,182
                                                             ================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 1999
================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Book overdraft                                            $       118,277
     Short-term debt                                                 1,725,000
     Due to related party                                               62,150
     Accounts payable                                                2,280,569
     Capital lease obligations                                         128,855
     Accrued payroll and other expenses                                271,893
     Accrued interest                                                  319,580
     Deferred revenue                                                   78,000
                                                               ----------------

         Total current liabilities                                   4,984,324
                                                               ----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    -
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    -
     Common stock, $0.01 par value
         20,000,000 shares authorized
         2,743,646 shares issued and outstanding                        27,437
     Additional paid-in capital                                     10,112,002
     Accumulated deficit                                           (14,089,581)
                                                               ----------------

         Total stockholders' equity                                 (3,950,142)
                                                               ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $     1,034,182
                                                               ================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEARS ENDED FEBRUARY 28,
================================================================================


                                                1999               1998
                                          ---------------    ---------------

NET SALES                                 $    5,369,597     $    3,383,836

COST OF SALES                                    596,423            704,534
                                          ---------------    ---------------

GROSS PROFIT                                   4,773,174          2,679,302
                                          ---------------    ---------------

OPERATING EXPENSES
     Selling and marketing                     2,379,814           2,011,731
     General and administrative                3,005,161           5,350,209
                                          ---------------    ---------------

         Total operating expenses              5,384,975           7,361,940
                                          ---------------    ---------------

LOSS FROM OPERATIONS                            (611,801)         (4,682,638)

OTHER INCOME (EXPENSE)
     Interest expense                           (141,335)           (344,479)
                                          ---------------    ----------------

NET LOSS                                  $     (753,136)    $    (5,027,117)
                                          ===============    ================

BASIC LOSS PER SHARE                      $        (0.27)    $         (3.91)
                                          ===============    ================

DILUTED LOSS PER SHARE                    $        (0.27)    $         (3.91)
                                          ===============    ================

WEIGHTED-AVERAGE SHARES OUTSTANDING            2,743,646           1,284,257
                                          ===============    ================

   The accompanying notes are an integral part of these financial statements.


                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    FOR THE YEARS ENDED FEBRUARY 28,
====================================================================================================================================



                                          Preferred Stock, Series A   Preferred Stock, Series B         Common Stock
                                          -------------------------   -------------------------   ------------------------
                                            Shares         Amount       Shares         Amount       Shares        Amount
                                          ----------     ----------   ----------     ----------   ----------    ----------

BALANCE, FEBRUARY 28, 1997                       13      $       1            -      $       -      621,330     $   6,213
ISSUANCE OF COMMON STOCK FOR
  Conversion of February 20, 1997
     note                                                                                           320,000         3,200
  Conversion of 1997 note                                                                            80,000           800
  Conversion of accrued consulting
     fees to common stock                                                                           160,000         1,600
  Interest charge on bridge note                                                                    245,556         2,456
  Exchange of warrants                                                                              276,760         2,768
RECAPITALIZATION OF SERIES A
  PREFERRED STOCK                               (13)            (1)          13              1
RECAPITALIZATION OF SERIES B
  PREFERRED STOCK                                                           (13)            (1)   1,040,000        10,400
ISSUANCE OF WARRANTS AS INTEREST
NET LOSS
                                          ----------     ----------   ----------     ----------   ----------    ----------

BALANCE, FEBRUARY 28, 1998                        -              -            -              -    2,743,646        27,437
STOCK OPTIONS ISSUED FOR SERVICES
NET LOSS
                                          ----------     ----------   ----------     ----------   ----------    ----------

     BALANCE, FEBRUARY 28, 1999                   -      $       -            -      $       -    2,743,646     $  27,437
                                          ==========     ==========   ==========     ==========   ==========    ==========

continued below -

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - continued


                                             Additional
                                              Paid-In     Accumulated
                                              Capital        Deficit         Total
                                           ------------   -------------   ------------

BALANCE, FEBRUARY 28, 1997                 $ 9,432,980    $ (8,309,328)   $ 1,129,866
ISSUANCE OF COMMON STOCK FOR
  Conversion of February 20, 1997
     note                                      196,800                        200,000
  Conversion of 1997 note                       49,200                         50,000
  Conversion of accrued consulting
     fees to common stock                       98,400                        100,000
  Interest charge on bridge note               149,789                        152,245
  Exchange of warrants                         167,232                        170,000
RECAPITALIZATION OF SERIES A
  PREFERRED STOCK
RECAPITALIZATION OF SERIES B
  PREFERRED STOCK                              (10,399)                             -
ISSUANCE OF WARRANTS AS INTEREST                22,000                         22,000
NET LOSS                                                    (5,027,117)    (5,027,117)
                                           ------------   -------------   ------------

BALANCE, FEBRUARY 28, 1998                  10,106,002     (13,336,445)    (3,203,006)
STOCK OPTIONS ISSUED FOR SERVICES                6,000                          6,000
NET LOSS                                                      (753,136)      (753,136)
                                           ------------   -------------   ------------

     BALANCE, FEBRUARY 28, 1999            $10,112,002    $(14,089,581)   $(3,950,142)
                                           ============   =============   ============

   The accompanying notes are an integral part of these financial statements.


                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                      AND SUBSIDIARY
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    FOR THE YEARS ENDED FEBRUARY 28,
====================================================================================================

                                                                       1999               1998
                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $      (753,136)    $    (5,027,117)
  Adjustments to reconcile net loss to net cash
      used in operating activities
           Options issued for services                                    6,000                   -
           Depreciation and amortization                                252,706             327,206
           Interest charges on bridge notes                                   -             174,245
           Warrant repricing expenses                                         -             170,000
  (Increase) decrease in
      Restricted cash                                                    10,000             169,021
      Accounts receivable                                                65,597           1,387,684
      Inventories                                                        21,097             178,407
      Prepaid income taxes                                                 (300)             (2,049)
      Prepaid expenses                                                   31,976             689,558
      Other assets                                                       (2,500)               (663)
  Increase (decrease) in
      Due to stockholders                                                62,150
      Accounts payable                                                   77,799             489,271
      Accrued payroll and other expenses                                (31,741)            303,634
      Accrued interest                                                  140,000             179,580
      Deferred revenue                                                   12,000              66,000
                                                                ----------------    ----------------

           Net cash used in operating activities                       (108,352)           (895,223)
                                                                ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                   (20,857)                  -
  Increase in intangibles                                                (5,000)            (13,162)
  Collection of note receivable                                               -             206,250
                                                                ----------------    ----------------

          Net cash provided by (used in) investing
             activities                                                 (25,857)            193,088
                                                                ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                (55,069)            (27,936)
  Payments on short-term debt                                                 -            (200,000)
  Proceeds from issuance of short-term debt                              25,000             700,000
                                                                ----------------    ----------------

          Net cash provided by financing activities                     (30,069)            472,064
                                                                ----------------    ----------------

              Net decrease in cash and cash equivalents                (164,278)           (230,071)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             46,001             276,072
                                                                ----------------    ----------------

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), END OF YEAR         $      (118,277)    $        46,001
                                                                ================    ================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED FEBRUARY 28,
================================================================================


                                                        1999            1998
                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                  $     1,334     $    12,654
                                                    ============    ============

     INCOME TAXES PAID                              $     1,060     $         -
                                                    ============    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended February 28, 1999, the Company issued options to purchase stock for consulting services valued at $6,000.

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

During the year ended February 28, 1998, the Company issued warrants to purchase 110,000 share of common stock as interest in the amount of $22,000.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $753,136 and $5,027,117 during the years ended February 28, 1999 and 1998, respectively. In addition, the Company had an accumulated deficit of $14,089,581 and a working capital deficit of $4,640,974 as of February 28, 1999. Further, the Company is currently in default on all loans and capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plan include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also addressing improved collection of customer accounts and the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $1,832,536 and $3,301,344 during the years ended February 28, 1999 and 1998, respectively.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Split
         -----------
         On May 24, 1999, the Company effected a one-for-10 reverse stock split of its common stock. All share and per share data have been retroactively restated to reflect this stock split.

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

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term debt also approximates fair value because the current interest rates offered to the Company for short-term debt of similar maturities are substantially the same.

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 28, 1999, there were no uninsured portions.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Loss per Share
         ------------------
         For the year ended February 28, 1998, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 1999 and 1998, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

         Reclassifications
         -----------------
         Certain reclassifications have been made to the February 28, 1998 financial statements to conform with the February 28, 1999 presentation.

         Comprehensive Income
         --------------------
         For the year ended February 28, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

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


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 28, 1999 consisted of the following:

             Furniture and fixtures                            $        54,466
             Office equipment                                          668,571
             Computer equipment and software                           145,952
             Leasehold improvements                                    113,960
                                                               ----------------

                                                                       982,949
             Less accumulated depreciation
                and amortization                                       648,106
                                                               ----------------

                      TOTAL                                    $       334,843
                                                               ================

         Depreciation and amortization expense was $176,004 and $180,501 for the years ended February 28, 1999 and 1998, respectively.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 4 - INTANGIBLE ASSETS

  Intangible assets at February 28, 1999 consisted of the following:

           Master video production costs                        $     1,109,225
           Patents and copyrights                                        22,088
                                                                ----------------

                                                                      1,131,313
           Less accumulated depreciation and amortization               879,907
                                                                ----------------

                    TOTAL                                       $       251,406
                                                                ================


NOTE 5 - SHORT-TERM DEBT

         At February 28, 1999, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997, expired on December 31, 1997, and are convertible into common stock at a price of (i) $12.66 per share or (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 454,545 shares of its common stock in escrow.

         At February 28, 1999, the Company maintained short-term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued during September and October 1996 with a six-month original maturity. The maturity dates were subsequently extended and are currently in default. Amounts retired during the years were as follows:

             Balance, February 28, 1997                         $     1,000,000
             Paid-in for cash                                          (200,000)
             Converted for common stock, February 28, 1998              (50,000)
                                                                ----------------

                 BALANCE, FEBRUARY 28, 1998 AND 1999            $       750,000
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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 5 - SHORT-TERM DEBT (CONTINUED)

         During the year ended February 28, 1998, the Company raised $350,000 through the placement of short-term, unsecured promissory notes. The notes bear interest at 10% per annum and have six-month original maturity dates. $300,000 was extended an additional three months. All of the notes were outstanding and in default at the year ended February 28, 1999. The notes are convertible to common stock upon default at $1.25 per share for notes with principal outstanding of $50,000 and $0.625 per share for notes with principal of $300,000. Related to the extension of the due dates on these notes, the Company issued 245,556 shares of common stock to the debt holders and recognized interest charges of $174,245 during the year ended February 28, 1998.

         The Company raised $375,000 through short-term, unsecured bridge financing. The notes bear interest at 10% per annum, have a six-month original maturity date, and were in default at the year ended February 28, 1999. All of these bridge financings were outstanding as of February 28, 1999.

NOTE 6 - RELATED PARTY TRANSACTIONS

         At February 28, 1998, the Company maintained advances from stockholders in the amount of $62,150. The advances are unsecured, non-interest-bearing, and are payable on demand.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company has entered into an operating lease for facilities and equipment. The Company also leases certain office and computer equipment under non-cancelable, capital lease arrangements. Future minimum payments under capital and operating leases with initial or remaining terms of one year or more at February 28, 1999 are as follows:

              Year Ending                                Operating     Capital
                February                                   Leases       Leases
              ------------                            ------------  ------------
                 2000                                 $    97,000   $   116,128
                 2001                                      97,000        28,218
                 2002                                     103,000             -
                 2003                                     108,000             -
                 2004                                      27,000             -
                                                      ------------  ------------

                                                      $   432,000       144,346
                                                      ============
                 Less amount representing interest                       15,491
                                                                    ------------
                   TOTAL                                            $   128,855
                                                                    ============

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Lease (Continued)
         -----------------
         Assets capitalized under capital lease agreements at February 28, 1999 were valued at $274,770.

         The Company was in default in its capital lease agreements at February 28, 1999 and as such has classified the entire amount representing principal as current.

         Rent expense was $133,683 and $93,253 for the years ended February 28, 1999 and 1998, respectively.

         Employment Agreements
         ---------------------
         The Company has entered into employment agreements with four employees, which provide for aggregate salaries of $298,000 and $400,000 during the years ending February 28, 1999 and 1998.

         Litigation
         ----------
         The Company has had certain judgements against it from various vendors. The judgements aggregate approximately $100,000 and are recorded in accounts payable at February 28, 1999. Other creditors have commenced various lawsuits asserting claims against unpaid accounts payable. All of the amounts are included in accounts payable and management believes no additional charges will be incurred.

         The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 8 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                      Operating losses                          $     3,467,000
                  Valuation allowance                                 3,467,000
                                                                ----------------

                           NET DEFERRED TAX ASSET               $             -
                                                                ================

         Deferred tax assets consisted of net operating loss carryforwards. The federal operating loss carryforwards at February 28, 1999 were approximately $8,667,000.


NOTE 9 - STOCKHOLDERS' EQUITY

         Capitalization
         --------------
         Each share of preferred and common stock has one vote per share in all matters. The preferred shares have priority over the Company's common stock in respect to dividend rights and liquidation preferences.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

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

         Stock purchase warrants outstanding at February 28, 1999 consisted of the following:

               Exercise Price       Outstanding         Exercisable
              ----------------    ----------------    ----------------

              $         15.00             242,462             242,462
              $         56.00             390,625             390,625
              $ 10.00 - 15.00              45,750              45,750
                                  ----------------    ----------------

             TOTAL                        678,837             678,837
                                  ================    ================

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

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

         In November 1997, the Company issued 245,556 shares of common stock as consideration for accrued interest and outstanding bridge financings and recognized finance charges of $174,245.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 1999 and 1998:
                                                  1999                1998
                                            ----------------    ----------------
           Net loss
              As reported                   $      (753,136)    $    (5,027,117)
              Pro forma                     $      (814,075)    $    (5,027,117)
           Basic loss per common share
              As reported                   $         (0.27)    $         (3.91)
              Pro forma                     $         (0.30)    $         (3.91)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended February 28, 1999. (No options were granted during the year ended February 28, 1998): dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 5.3%, and expected life of five years.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 9 - STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plan (Continued)
         -----------------------------
         The following summarizes the stock option transactions:
                                                                     Weighted-
                                                                      Average
                                                    Stock Options     Exercise
                                                     Outstanding        Price
                                                    -------------  -------------
           Balance, February 28, 1997 and 1998            15,000   $      10.00
               Granted                                   264,953   $       0.32
                                                    -------------

                 BALANCE, FEBRUARY 29, 1999              279,953   $       0.82
                                                    =============

                 EXERCISABLE, FEBRUARY 29, 1999          279,953   $       0.82
                                                    =============

         The weighted-average remaining contractual life of the options outstanding is 9.9 years at February 28, 1999.

         During the year ended February 28, 1999, the Company issued 568,820 stock options to various vendors for consulting services rendered valued at $6,000 for an exercise price of $0.32, which has been recorded as a consulting expense. As of February 28, 1999, all options were exercisable and outstanding.


NOTE 10 - MAJOR SUPPLIERS

         The Company purchases its products primarily from one video duplication manufacturer. During the years ended February 28, 1999 and 1998, total product purchases from this supplier amounted to 44% and 22%, respectively.


NOTE 11 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 1999
================================================================================

NOTE 11 - YEAR 2000 ISSUE (CONTINUED)

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.


NOTE 12 - SUBSEQUENT EVENTS

         On May 15, 1999, the Company entered into a settlement agreements with various vendors for unpaid accounts payable for approximately $895,000. This amount was included in accounts payable at February 28, 1999.

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