Form 10QSB
period 1999-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999
                                       OR

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                  May 31, 1999



                                     ASSETS

CURRENT ASSETS:
---------------

Cash and Cash Equivalents                                     $           3,112
Restricted short-term investments                                        80,000
Accounts receivable, net                                                162,355
Inventories                                                              86,741
Deferred advertising expense                                             39,000
Prepaid expenses and other current assets                                 2,922
                                                              ------------------
TOTAL CURRENT ASSETS                                                    374,130

PROPERTY AND EQUIPMENT, NET                                             295,352
INTANGIBLE ASSETS, NET                                                  228,910
OTHER ASSETS                                                             21,420
                                                              ------------------
TOTAL ASSETS                                                  $         919,812
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                         $       2,821,394
Due to officers                                                          29,098
Capital lease obligations                                               156,050
Notes payable                                                         1,725,000
Loans payable                                                           301,676
                                                              ------------------
TOTAL LIABILITIES                                             $       5,033,218
                                                              ------------------

STOCKHOLDERS' DEFICIT
Common stock $.01 par value, 20,000,000 shares
authorized; 4,451,805 issued and outstanding                  $         119,706
Preferred stock, $.01 par value, 1,000,000 shares
authorized; 0 issued and outstanding
Additional paid-in capital                                            9,891,488
Deficit                                                             (14,124,601)
                                                              ------------------
TOTAL SHAREHOLDERS' DEFICIT                                          (4,113,407)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $         919,811
                                                              ==================

See notes to consolidated financial statements


                              MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                           THREE MONTHS ENDED MAY 31

                                                                           1999                      1998
                                                                           ----                      ----

NET SALES                                                     $         972,024         $       1,821,009
COST OF GOODS SOLD                                                      138,455                   214,587
                                                              ------------------        ------------------
GROSS PROFIT                                                            833,569                 1,606,422
                                                              ------------------        ------------------
COSTS AND EXPENSES:
     Selling and marketing                                    $         899,176         $       1,251,970
     General and administrative                                         349,457                   309,747
     Interest expense                                                    42,200                    34,000
                                                              ------------------        ------------------

TOTAL COSTS AND EXPENSES                                      $       1,290,833         $       1,595,717
                                                              ------------------        ------------------

NET  INCOME (LOSS)                                            $        (457,264)        $          10,705
                                                              ==================        ==================

INCOME (LOSS) PER SHARE:
Net Income (Loss)                                             $           (0.17)        $            0.01
                                                              ==================        ==================
Weighted average number of common shares outstanding          $       2,743,646         $       2,743,646
                                                              ==================        ==================


See notes to consolidated financial statements


                              MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                       THREE MONTHS ENDED MAY 31,


CASH FLOW FROM OPERATING ACTIVITIES:                                              1999                                1998
                                                                                  ----                                ----
Net income (loss)                                                    $        (457,264)                  $          10,705
Adjustments to reconcile net income (loss) from continuing
operations to cash used in operating activities:
Depreciation and amortization                                                   65,219                              62,248
Conversion of Trade payables to equity                                         200,000                                   -
Changes in operating assets and liabilities
(Increase) decrease in assets:
Accounts receivable                                                             31,292                               1,198
Inventories                                                                     18,000                              13,133
Deferred advertising                                                           (14,000)                             14,000
Prepaid expenses and other current assets                                        7,419                              (8,538)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                                          (89,318)                           (158,953)
                                                                     ------------------                  ------------------
Total adjustments                                                              218,612                             (76,912)
                                                                     ------------------                  ------------------
Net Cash (used) in operating activities                                       (238,652)                            (66,207)
                                                                     ------------------                  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (3,232)                             (5,028)
                                                                     ------------------                  ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in amount due to officers                                              12,524                                   -
Net proceeds of notes payable                                                        -                              25,000
Repayment of capital lease obligations                                         (15,212)                             (5,270)
Increase in loans payable                                                      242,026
Repayment of officers loans                                                          -                             (29,800)
                                                                     ------------------                  ------------------
Net cash provided (used) by financing activities                               239,338                             (10,070)
                                                                     ------------------                  ------------------

Net (decrease) in cash and cash equivalents                                     (2,546)                            (81,305)
Cash and cash equivalents at beginning of period                                 5,658                             (82,852)
                                                                     ------------------                  ------------------
Cash and cash equivalents at end of period                           $           3,112                   $           1,547
                                                                     ==================                  ==================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
Interest paid                                                        $           6,200                   $               -
                                                                     ==================                  ==================
Income taxes paid                                                    $               -                   $             680
                                                                     ==================                  ==================

See notes to consolidated financial statements

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended May 31, 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with financial statements and footnotes therein included in the audited annual report on Form 10-KSB as of February 28, 1999.

     Principles of consolidation: The Company's consolidated financial statements include the accounts of the Multi-Media Tutorial Services, Inc. ("MMTS") and its wholly-owned subsidiary, Video Tutorial Service, Inc. ("VTS"). All intercompany balances and transactions have been eliminated.

     Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform with the classification used in 1998.

2.   Going Concern Issues:

     The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

3.   Debt financing:

     IN THE QUARTER ENDING MAY 31, 1999, THE COMPANY RECEIVED ADVANCES OF $242,026 FROM STOCKHOLDERS. THE ADVANCES ARE UNSECURED,
     NON-INTEREST-BEARING, AND ARE PAYABLE ON DEMAND.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1999 AND 1998. Net sales for the three months ended May 31, 1999 (the "1999 Period") were $972,024 compared to $1,821,009 in the three months ended May 31, 1998 (the "1998 Period").

          Gross profit was $833,569 in the 1999 Period compared to $1,606,422 in the 1998 Period.

         Selling and marketing expenses were $899,176 for the 1999 Period compared to $1,251,970 for the 1998 Period. General and administrative expenses were $349,457 in the 1999 Period compared to $309,747 in the 1998 Period. Interest expense was $42,200 in the 1999 Period compared to $34,000 in the 1998 Period.

         Net loss from operations was $457,264 in the 1999 Period compared to income from operations of $10,705 in the 1998 Period

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash increased to $83,112 at May 31, 1999 from $80,000 at February 28, 1999.

         Net cash used in operations in the 1999 Period was $238,652 compared to $66,207 in the 1998 Period.

         Net cash used in investing activities in the 1999 Period was $3,232 compared to $5,028 in the 1998 Period.

         Net cash provided from financing activities in the 1999 Period was $239,338, compared to net cash used by financing activities of $10,070 in the 1998 Period.

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


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.




Date: January 28, 2000                       By: /S/ Barry Reichman
                                                 ----------------------------
                                                 Barry Reichman
                                                 Chief Executive Officer