Form 10QSB
period 1999-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999
                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-25758


                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       ----------------------------------
            (Name of small business issuer specified in its charter)


            Delaware                                             73-1293914
 ---------------------------------                           ------------------
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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                 August 31, 1999



                                     ASSETS

CURRENT ASSETS:
---------------

Cash and cash Equivalents                                     $           2,413
Restricted short-term investments                                        80,000
Accounts receivable, net                                                177,763
Inventories                                                              83,607
Deferred advertising expense                                             24,000
Prepaid expenses and other current assets                                 9,838
                                                              ------------------
TOTAL CURRENT ASSETS                                                    377,621

PROPERTY AND EQUIPMENT, NET                                             272,349
INTANGIBLE ASSETS, NET                                                  206,414
OTHER ASSETS                                                             21,420
                                                              ------------------
TOTAL ASSETS                                                  $         877,804
                                                              ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                         $       2,860,679
Due to officers                                                          69,799
Capital lease obligations                                               155,949
Notes payable                                                         1,725,000
Loans Payable                                                           264,676
                                                              ------------------
TOTAL LIABILITIES                                             $       5,076,103
                                                              ------------------

STOCKHOLDERS' DEFICIT
Common stock $.01 par value, 20,000,000 shares
authorized; 4,451,805 issued and outstanding                  $         119,706
Preferred stock, $.01 par value, 1,000,000 shares
authorized; 0 issued and outstanding
Additional paid-in capital                                            9,891,488
Deficit                                                             (14,209,494)
                                                              ------------------
TOTAL SHAREHOLDERS' DEFICIT                                          (4,198,299)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $         877,804
                                                              ==================

See notes to consolidated financial statements.


                              MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                           SIX MONTHS ENDED AUGUST 31

                                                                           1999                       1998
                                                                           ----                       ----

NET SALES                                                      $      1,770,234           $      3,144,490
COST OF GOODS SOLD                                                      236,307                    364,940
                                                               -----------------          -----------------
GROSS PROFIT                                                          1,533,927                  2,779,550
                                                               -----------------          -----------------
COST AND EXPENSES:
      Selling and marketing                                           1,297,224                  2,284,460
      General and administrative                                        700,660                    602,790
      Interest expense                                                   78,200                     68,350
                                                               -----------------          -----------------

TOTAL COSTS AND EXPENSES                                              2,076,084                  2,955,600
                                                               -----------------          -----------------

NET (LOSS)                                                     $       (542,157)          $       (176,050)
                                                               =================          =================

(LOSS) PER SHARE:                                              $          (0.15)          $          (0.26)
                                                               =================          =================
Net (Loss)
Weighted average number of common shares outstanding           $      3,597,726           $      2,743,646
                                                               =================          =================

See notes to consolidated financial statements.


                              MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                      THREE MONTHS ENDED AUGUST 31

                                                                           1999                       1998
                                                                           ----                       ----

NET SALES                                                     $         798,210           $      1,323,480
COST OF GOODS SOLD                                                       97,852                     90,352
                                                              ------------------          -----------------
GROSS PROFIT                                                            700,358                  1,233,128
                                                              ------------------          -----------------
COST AND EXPENSES:
     Selling and marketing                                              398,048                  1,032,491
     General and administrative                                         351,203                    293,042
     Interest expense                                                    36,000                     34,350
                                                              ------------------          -----------------

TOTAL COSTS AND EXPENSES                                                785,251                  1,359,883
                                                              ------------------          -----------------

NET (LOSS)                                                    $         (84,893)          $       (126,755)
                                                              ==================          =================

(LOSS) PER SHARE:                                             $           (0.02)          $          (0.05)
Net (Loss)
Weighted average number of common shares outstanding                  4,451,805                  2,743,646


See notes to consolidated financial statements.


                              MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                        SIX MONTHS ENDED AUGUST 31,


CASH FLOW FROM OPERATING ACTIVITIES:                                        1999                       1998
                                                                            ----                       ----
Net (loss)                                                     $       (542,157)          $       (176,050)
                                                               -----------------          -----------------
Adjustments to reconcile net (loss) from continuing
operations to cash used in operating activities:
Depreciation and amortization                                           130,182                    124,047
Conversion of trade payables to equity                                  200,000                          -
Changes in operating assets and liabilities
(Increase) decrease in assets:
Restricted short term investments                                             -                     10,000
Accounts receivable                                                      15,884                     33,945
Inventories                                                              21,134                     43,120
Deferred advertising                                                      1,000                     35,000
Prepaid expenses and other current assets                                   503                    (12,342)
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                                   (50,033)                  (127,731)
                                                               -----------------          -----------------
Total adjustments                                                       318,670                    106,039
                                                               -----------------          -----------------
Net Cash (used) in operating activities                                (223,487)                   (70,011)
                                                               -----------------          -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (22,696)                    (5,130)
Increase in intangibles                                                       -                     (4,100)
                                                               -----------------          -----------------
Net cash used in investing activities                                   (22,696)                    (9,230)
                                                               -----------------          -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in amount due from officers                                     53,225                          -
Net proceeds of notes payable                                                 -                     25,000
Repayment of capital lease obligations                                  (15,313)                   (17,270)
Increase in loans payable                                               205,026                          -
Repayment of officers loans                                                   -                    (10,731)
                                                               -----------------          -----------------
Net cash provided (used) by financing activities                        242,938                     (3,001)
                                                               -----------------          -----------------

Net (decrease) in cash and cash equivalents                    $         (3,245)          $        (82,242)
Cash and cash equivalents at beginning of period                          5,658                     82,852
                                                               -----------------          -----------------
Cash and cash equivalents at end of period                     $          2,413           $            610
                                                               =================          =================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
Interest paid                                                  $          6,200           $            350
                                                               =================          =================
Income taxes paid                                              $          4,661           $          1,060
                                                               =================          =================

See notes to consolidated financial statements.

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended August 31, 1999.

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

3.   Debt financing:

     IN THE QUARTER ENDING AUGUST 31, 1999, THE COMPANY RECEIVED ADVANCES OF $205,026 FROM STOCKHOLDERS. THE ADVANCES ARE UNSECURED,
     NON-INTEREST-BEARING, AND ARE PAYABLE ON DEMAND.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 1999 AND 1998. Net sales for the three months ended August 31, 1999 were $798,210 compared to $1,323,480 in the three months ended August 31, 1998.

         Gross profit was $700,358 in the three months ended August 31, 1999 compared to $1,233,128 in the three months ended August 31, 1998.

         Selling and marketing expenses were $398,048 for the three months ended August 31, 1999 compared to $1,032,491 for the three months ended August 31, 1998. General and administrative expenses were $351,203 in the three months ended August 31, 1999 compared to $293,042 in the three months ended August 31, 1998. Interest expense was $36,000 in the three months ended August 31, 1999 compared to $34,350 in the three months ended August 31, 1998.

         Net loss from operations was $84,893 in the three months ended August 31, 1999 compared to $126,755 in the three months ended August 31, 1998.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 1999 AND 1998. Net sales for the six months ended August 31, 1999 (the "1999 Period") were $1,770,234 compared to $3,144,490 in the six months ended August 31, 1998 (the "1998 Period").

         Gross profit was $1,533,927 in the 1999 Period compared to $2,779,550 in the 1998 Period.

         Selling and marketing expenses were $1,297,224 for the 1999 Period compared to $2,284,460 for the 1998 Period. General and administrative expenses were $700,660 in the 1999 Period compared to $602,790 in the 1998 Period. Interest expense was $78,200 in the 1999 Period compared to $68,350 in the 1998 Period.

         Net loss from operations was $542,157 in the 1999 Period compared to $176,050 in the 1998 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash increased to $82,413 at August 31, 1999 from $80,000 at February 28, 1999.

         Net cash used in operations in the 1999 Period was $223,487 compared to $70,011 in the 1998 Period.

         Net cash used in investing activities in the 1999 Period was $22,696 compared to $9,230 in the 1998 Period.

         Net cash provided from financing activities in the 1999 Period was $242,938, compared to net cash used by financing activities of $3,001 in the 1998 Period.

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