Form 10QSB
period 1999-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-01-31
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999
                                       OR

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                                November 30, 1999


                                     ASSETS

CURRENT ASSETS:
---------------

Cash and Cash Equivalents                                    $            2,557
Restricted short-term investments                                        80,000
Accounts receivable, net                                                 67,906
Inventories                                                              83,940
Deferred advertising expense                                             30,000
Prepaid expenses and other current assets                                34,137
                                                             -------------------
TOTAL CURRENT ASSETS                                                    298,540

PROPERTY AND EQUIPMENT, NET                                             246,568
INTANGIBLE ASSETS, NET                                                  184,014
OTHER ASSETS                                                             21,420
                                                             -------------------
TOTAL ASSETS                                                 $          750,542
                                                             ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
--------------------
Accounts payable and accrued expenses                                 2,614,645
Due to officers                                                         124,840
Capital lease obligations                                               154,949
Notes payable                                                         1,825,000
Loans payable                                                           217,725
                                                             -------------------
TOTAL LIABILITIES                                            $        4,937,159
                                                             -------------------

STOCKHOLDERS' DEFICIT
Common stock $.01 par value, 20,000,000 shares
authorized; 4,451,805 issued and outstanding                 $          119,706
Preferred stock, $.01 par value, 1,000,000 shares
authorized; 0 issued and outstanding
Additional paid-in capital                                            9,891,488
Deficit                                                             (14,197,812)
                                                             -------------------
TOTAL SHAREHOLDERS' DEFICIT                                          (4,186,617)
                                                             -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $          750,542
                                                             ===================

See notes to consolidated financial statements


                             MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                      THREE MONTHS ENDED NOVEMBER 30,


                                                                            1999                       1998
                                                                            ----                       ----

NET SALES                                                      $        660,952            $        934,569
COST OF GOODS SOLD                                                       20,429                     122,612
                                                               -----------------           -----------------
GROSS PROFIT                                                            640,523                     811,984
                                                               -----------------           -----------------
COSTS AND EXPENSES:
     Selling and marketing                                              364,440                   1,025,107
     General and administrative                                         224,401                     290,104
     Interest expense                                                    40,000                      36,000
                                                               -----------------           -----------------

TOTAL COSTS AND EXPENSES                                                628,841                   1,351,211
                                                               -----------------           -----------------

NET INCOME (LOSS)                                              $         11,682            $       (539,227)
                                                               =================           =================

INCOME (LOSS) PER SHARE:                                       $           0.01            $          (0.20)
Net Income (Loss)
Weighted average number of common shares outstanding                  4,451,805                   2,743,646


See notes to consolidated financial statements


                             MULTIMEDIA TUTORIAL SERVICES INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                        NINE MONTHS ENDED NOVEMBER 30,

                                                                           1999                        1998
                                                                           ----                        ----

NET SALES                                                      $      2,431,186            $      4,079,086
COST OF GOODS SOLD                                                      256,736                     487,522
                                                               -----------------           -----------------
GROSS PROFIT                                                          2,174,450                   3,591,534
                                                               -----------------           -----------------
COSTS AND EXPENSES:
     Selling and marketing                                     $      1,661,664                   3,309,567
     General and administrative                                         925,061                     892,894
     Interest expense                                                   118,200                     104,350
                                                               -----------------           -----------------

TOTAL COSTS AND EXPENSES                                       $      2,704,925            $      4,306,811
                                                               -----------------           -----------------

NET (LOSS)                                                     $       (530,475)           $       (715,277)
                                                               =================           =================

(LOSS) PER SHARE:                                              $          (0.14)           $          (0.26)
Net (Loss)
Weighted average number of common shares outstanding                  3,886,348                   2,743,646


See notes to consolidated financial statements


                             MULTIMEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                         NINE MONTHS ENDED NOVEMBER 30,


CASH FLOWS FROM OPERATING ACTIVITIES:                                       1999                        1998
                                                                            ----                        ----
Net (loss)                                                     $       (530,475)           $       (715,277)
                                                               -----------------           -----------------
Adjustments to reconcile net (loss) from continuing
operations to cash used in operating activities:
Depreciation and amortization                                           194,982                     188,732
Non-cash compensation and services                                      200,000                           -
Changes in operating assets and liabilities
(Increase) decrease in assets:
Restricted short term investments                                             -                      10,000
Accounts receivable                                                     125,741                     131,904
Inventories                                                              20,801                      37,905
Deferred advertising                                                     (5,000)                      3,000
Prepaid expenses and other current assets                               (23,796)                      6,857
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses                                  (296,067)                    231,082
                                                               -----------------           -----------------
Total adjustments                                                      (216,661)                    609,480
                                                               -----------------           -----------------
Net cash (used) in operating activities                        $       (313,814)           $       (105,797)
                                                               -----------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                           $        (39,315)           $        (17,532)
                                                               -----------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to officers                             $        108,266            $              -
Net proceeds of notes payable                                           100,000                      25,000
Repayment of capital lease obligations                                  (16,313)                    (39,821)
Increase in loans payable                                               158,075                      75,000
Repayment of officers loans                                                   -                     (16,423)
                                                               -----------------           -----------------
Net cash provided by financing activities                               350,028                      43,756
                                                               -----------------           -----------------

Net (decrease) in cash and cash equivalents                    $         (3,101)           $        (79,573)
Cash and cash equivalents at beginning of period                          5,658                      82,853
                                                               -----------------           -----------------
Cash and cash equivalents at end of period                     $          2,557            $          3,280
                                                               =================           =================

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW
INFORMATION:
Interest paid                                                  $         10,200            $            350
                                                               =================           =================
Income taxes paid                                              $          4,661            $          1,060
                                                               =================           =================

See notes to consolidated financial statements

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998 (UNAUDITED)


1.   Summary of significant accounting policies:

     Basis of quarterly presentation: The accompanying quarterly financial statements of Multi-Media Tutorial Services, Inc. and subsidiary (the "Company") have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments, which are necessary to present fairly the results of operations for the period ended November 30, 1999.

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

3.   Debt financing:

     IN THE QUARTER ENDING NOVEMBER 30, 1999, THE COMPANY RECEIVED PROCEEDS OF $100,000 ISSUANCE OF CONVERTIBLE NOTES. THE NOTES BEAR INTEREST AT 10% PER ANNUM AND HAVE NOT STATED DUE DATE.

     IN THE QUARTER ENDING NOVEMBER 30, 1999, THE COMPANY RECEIVED ADVANCES OF $158,075 FROM STOCKHOLDERS. THE ADVANCES ARE UNSECURED,
     NON-INTEREST-BEARING, AND ARE PAYABLE ON DEMAND.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998. Net sales for the three months ended November 30, 1999 were $660,952 compared to $934,569 in the three months ended November 30, 1998.

         Gross profit was $640,523 in the three months ended November 30, 1999 compared to $811,984 in the three months ended November 30, 1998.

         Selling and marketing expenses were $364,440 for the three months ended November 30, 1999 compared to $1,025,107 for the three months ended November 30, 1998. General and administrative expenses were $224,401 in the three months ended November 30, 1999 compared to $290,104 in the three months ended November 30, 1998. Interest expense was $40,000 in the three months ended November 30, 1999 compared to $36,000 in the three months ended November 30, 1998.

         Net income from operations was $11,682 in the three months ended November 30, 1999 compared to a net loss from operations of $539,227 in the three months ended November 30, 1998.

         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 AND 1998. Net sales for the nine months ended November 30, 1999 (the "1999 Period") were $2,431,186 compared to $4,079,086 in the nine months ended November 30, 1998 (the "1998 Period").

         Gross profit was $2,174,450 in the 1999 Period compared to $3,591,534 in the 1998 Period.

         Selling and marketing expenses were $1,661,664 for the 1999 Period compared to $3,309,567 for the 1998 Period. General and administrative expenses were $925,061 in the 1999 Period compared to $892,894 in the 1998 Period. Interest expense was $118,200 in the 1999 Period compared to $104,350 in the 1998 Period.

         Net loss from operations was $530,475 in the 1999 Period compared to $715,277 in the 1998 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash increased to $82,557 at November 30, 1999 from $80,000 at February 28, 1999.

         Net cash used in operations in the 1999 Period was $313,814 compared to $105,797 in the 1998 Period.

         Net cash used by investing activities in the 1999 Period was $39,315 compared to $17,532 in the 1998 Period.

         Net cash provided by financing activities in the 1999 Period was $350,028, compared to $43,756 in the 1998 Period.

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


                                            MULTI-MEDIA TUTORIAL SERVICES, INC.




Date: January 28, 2000                      By: /S/ Barry Reichman
                                                -------------------------
                                                  Barry Reichman
                                                  Chief Executive Officer