Form 10KSB
period 2000-02-29
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-06-30
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                      ------------------------------------
            (Name of small business issuer specified in its charter)

           Delaware                                              73-1293914
---------------------------------                                ----------
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
                               -------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             --   --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2000 were $2,731,880.

The number of shares outstanding of the issuer's Common Stock as of June 23, 2000 was 10,918,676 shares. The aggregate market value of the Common Stock (7,742,239 shares) held by non-affiliates, based on the approximate average of the bid and asked prices ($0.11) of the Common Stock as of June 12, 2000 was $851,646.

Transactional Small Business Disclosure Format (Check one):   Yes       No  X
                                                                 -----    -----

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

         As of May 24, 1999, the Company effected a one-for-ten reverse stock split of its issued and outstanding Common Stock, and increased the Company's authorized Common Stock to 20,000,000 shares. Except as set forth herein, the discussion set forth in this Annual Report on Form 10-KSB reflects the effect of the one-for-ten reverse split.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         The Company produces, acquires and telemarkets a variety of products to educational institutions and consumers using direct marketing through television, radio and print advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics videotapes available.

         The Company offers customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. This portion of the business represented 60% of the Company's revenues for the fiscal year ended February 29, 2000. See "Customized Telemarketing Services."

         Recently the Company has completed production of an on-line internet and CD Rom version of one of its principal programs, the Basic Skills Math Series, for grades 4-7.

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

         The Company's products are sold principally by an internal sales staff, and have been purchased by over 250,000 customers over the last five years. The Company's telemarketing staff is experienced in converting an individual who is inquiring about an advertised product into a customer who will purchase the product. This expertise, of converting a "call to inquire" into a sale, was developed as a result of specialized training of telemarketers to sell the Math Made Easy(TM) product line. See "Sales, Marketing and Distribution."

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

         In March, 2000, the Company launched its e-commerce website, known as "1800USAMATH.COM" or "MATHMADEEASY.COM." This site offers the Company's tutorial programs, known as MathMadeEasy(TM)" and "Reading MadeEasy(TM)."

         The Company has recently concluded agreements with key internet companies, such as Value Click and 24/7 Media Corp. to purchase advertising at special negotiated rates. These rates are based either on impression or click through volume. The Company has also begun to develop e-mail campaigns to targeted customers. As it rolls out its advertising campaign, the Company will test both price points and special offers to determine optimum major educational advertising sites' cost effectiveness and profitability. The Company plans to introduce Webified telemarketing, whereby visitors to the site will have the option to be directly connected to the Company's call center and be advised as to the appropriate program by its educational consultants.

         The Company has formed a wholly-owned subsidiary, The Tutorial Channel.com, to be an amalgamation of various on-line educational services, which will use a subscription model to create revenues. The Tutorial Channel is expected to offer on-line interactive programs that will provide an electronic tutor at a substantial savings to the student as compared to traditional tutoring. The Company may also offer supplemental "real person" on-line tutoring to augment its electronic services. The Company expects to launch student and parent chat rooms and make available counseling services for both parents and students. The Company requires between $2,000,000 and $5,000,00 to fully develop these plans. There can be no assurance that the Company will receive such financing.

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

         ON-LINE LEARNING. In June, 2000, the Company completed the first phase of its transformation of its video product line to on-line learning. This includes the production of basic skills covering fractions, decimals, percentages and word problems. The new version consists of flash technology, where animated characters replace the original screen teachers. The Company plans to offer these programs for on-line learning.

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

         The Company has plans to expand its on-line and CD Rom versions of the "MathMadeEasy" programs featuring flash technology and interactive teaching, to include its complete line. The Company will require additional funding of $750,000 to complete this expansion and there can be no assurance that the Company will receive such financing.

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

THETUTORIALCHANNEL.COM

         The Company has formed a wholly-owned subsidiary, The Tutorial Channel.com, to be an amalgamation of various on-line educational services, which will use a subscription model to create revenues. The Tutorial Channel is expected to offer on-line interactive programs that will provide an electronic tutor at a substantial savings to the student as compared to traditional tutoring. The Company may also offer supplemental "real person" on-line tutoring to augment its electronic services. The Company expects to launch student and parent chat rooms and make available counseling services for both parents and students. The Company requires between $2,000,000 and $5,000,00 to fully develop these plans. There can be no assurance that the Company will receive such financing.

THE MARKET

         GENERAL. Education is second only to health care in annual expenditures in the U.S. representing almost ten percent of GNP, $400 to $600 billion. Fully 40 percent of students encounter some difficulty at various times mastering mathematics and science. The loss of individualized instruction in many school districts places an additional burden on the home, requiring supplemental education products that are both informative and challenging.

         The situation is against the backdrop of 50 to 75 million students in our school system at any one time. There are currently 106,000 schools offering education to students in grades K-12 in the U.S. representing a total of over 52 million children in the U.S. This population has access to the Internet with a growth rate that has doubled every year since 1996 and is likely to continue through 2001.

         Much of the activity in the for-profit education industry lies in post-secondary education and in niches around the margins of traditional pre-collegiate education. Those niches include tutoring, test preparation, college counseling, electronic learning and the education of at-risk children.

         The e-commerce business of TheTutorialChannel.com lies at the intersection of the consumer market for educational and developmental products for children, and the increasing acceptance of Internet-based commerce. Traditional retailers of educational products, including mass market retailers, typically lack a focus on education, do not evaluate the products they offer and may not understand the development needs of individual children.

         In addition, these retailers often have a narrow product selection due to physical space limitations, have high facilities and staffing costs, offer limited service, and lack merchandising flexibility and shopping convenience. Because of the limitations of the traditional retail distribution channel, the Internet has emerged as an increasingly popular way to shop.

         While educational software was one of the promising, and somewhat disappointing technological trends of the 1980s, some analysts view various forms of Internet-based learning as the next "big thing." Wall Street is tracking companies which provide educational software and online courses over the World Wide Web. From Wall Street's perspective, both K-12 and for-profit post-secondary education are considered key sectors of future industry growth.

         Education has boomed as a for-profit industry in the past few years for the following reasons:

         o The 1980's and much of this decade saw one report after another decrying the condition of public education.

         o Parents are more willing than ever to spend money to supplement their children's schooling and give them a leg-up in the college admissions process. That trend has particularly benefited tutoring and test-prep companies.

         o Strength of the economy has created new wealth that has allowed entrepreneurs to turn their business ideas into realities. Education businesses have raised some $6 billion in private capital over the past decade.

         Specialty educational and creative toy and game retailers that are focused on education often lack the expertise or time to analyze a child's specific needs. As a result, the traditional retail channel fails to satisfy parents' needs for selection, convenience, personalized service , advice and information.

         EDUCATION AND THE INTERNET. As a result of a number of societal trends, including constraints on school budgets and the increasing use of standardized tests, many parents are taking a more active role in their children's education. In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly purchasing educational books, toys and games, and software.

         Parents are faced with the challenge of finding quality educational products and selecting the right products for their children. With thousands of educational products to choose from and few reliable sources of information, finding the appropriate products for a specific child's needs and goals can be overwhelming and confusing. Parents seek a resource for comprehensive and trusted educational content and product information to help them make informed purchase decisions. TheTutorialChannel's Online Education Directory will help parents fulfill the need to locate the best solutions for their children.

         The education market is considered to be a rapidly growing vertical market on the web, and is forecast to offer an increasingly attractive and expanding demographic for advertising and e-commerce. The traffic drive to the Internet for research and education is steadily increasing, with Internet access in fifty-one percent of the instructional rooms (classroom computer or other labs, libraries, and media centers) in U.S. schools, according to a 1998 survey released by the U.S. Department of Education. The percentage of students who spend an average of three or more hours a week online has more than doubled, rising from 5 percent in 1997 to 11 percent in 1998.

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

         In the fiscal year ended February 28, 2000, consumer videotape sales and school videotape sales constituted approximately 45%, and 15% of total sales, respectively. For the fiscal year ended February 29, 1999, consumer videotape sales and school videotape sales constituted approximately 90% and 10% of total sales, respectively.

         CUSTOMIZED TELEMARKETING SERVICES. In 1996, the WEFA Group conducted a study for the Direct Marketing Association the total sales generated by telephone marketing was estimated to be $244 billion. The Company believes that many companies across the nation are interested in outsourcing their customer service, sales staff and help desk hotlines. Outsourcing of these specialized tasks to non-employees has become common in today's business world. The Company has offered its telemarketing services to clients, for services including data base cleaning to sales and marketing and customer services. In the fiscal year ended February 28, 2000, customized telemarketing sales constituted approximately 48% of total sales. For the fiscal year ended February 29, 1999, customized telemarketing sales constituted approximately 25% of total sales.

SALES, MARKETING AND DISTRIBUTION

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

         In an effort to maximize efficient use of the telemarketers, the Company has a predictive dialing system. This system eases the telemarketing efforts by having the computer dial return calls to prospective customers for the telemarketers. The Company believes this system facilitates the Company's efforts to enter into the telemarketing servicing arena. In addition, it allows the Company to contact prospective customers who have not yet purchased products from its math and reading videotapes, as well as previous customers on a timely basis, in a more efficient manner. The Company also utilizes the "predictive dialing" system in its off-season to generate new contacts from its existing customer base.

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

         The Company has recently concluded agreements with key internet companies, such as Value Click and 24/7 Media Corp., to purchase advertising at special negotiated rates. The Company has also begun to develop e-mail campaigns to targeted customers. These rates are based either on impression or click through volume. As it rolls out its advertising campaign, the Company will test both price points and special offers to determine optimum major educational advertising sites' cost effectiveness and profitability. The Company plans to introduce Webified telemarketing, whereby visitors to the site will have the option to be directly connected to the Company's call center and be advised as to the appropriate program by its educational consultants.

CUSTOMIZED TELEMARKETING SERVICES

         The Company solicits business for its customized telemarketing services division by advertising in trade magazines as well as through its own internal efforts. To date, the Company has entered into agreements with .LitterMaid, a subsidiary of Windmere Corp. and Net2Phone, pursuant to which the Company provides inbound and outbound telemarketing services. The Company offers its clients the advantage of a highly trained sales force as well as the capability to produce accurate telephone and sales reports. In addition, the Company can offer its expertise in creating and placing advertisements, for which it receives a commission on all media placed. The Company is actively seeking to service additional accounts in this area. The Company's telemarketing services have ranged from database cleaning to sales and marketing and customer service. The Company's clients have included Fortune 500 companies, and internet related and telecommunications companies.

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

RETURNS, GUARANTY AND WARRANTY POLICIES

         The Company offers its customers a 90 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its telemarketing efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include increasing the appeal of the Company's products by designing more attractive packaging, and enclosing with its shipments full color catalogues and parent guides. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. See "Risk Factors."

COMPETITION

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson, the Learning Co., and MegaMath. In the school market, the Company competes with Video Aided Instruction, Video Tutor and Educational Video Resources. In the internet market, the Company's competition includes Kaplan and Sylvan. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. The Company believes that its products are competitive because it offers a more complete range of subjects, the products are designed to be more engaging, and the Company has generally developed more effective use of the telemarketing process.

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

SEASONALITY

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

EMPLOYEES

         As of June 19, 2000, the Company had 57 employees, of whom 3 were executive officers, 43 were engaged in sales, and 11 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.

HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $1,492,686 and $753,136 for the fiscal years ended February 28, 2000 and 1999. As of February 28, 2000, the Company had a working capital deficit of $4,273,430 and an accumulated deficit of $15,582,267. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2000, the Company had outstanding investor loans and advances aggregating $2,325,900, of which a certain amount may be converted into equity. $1,225,000 of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized telemarketing operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 4,948,860 shares of Common Stock at exercise or conversion prices ranging from $0.0625 to $56.00 per share. The Company currently has outstanding 10,918,676 shares of Common Stock and as of June 12, 2000, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $0.11 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

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

         The Company plans to augment its radio and television advertisement with internet advertisement. This will be accomplished with the main portals such as Yahoo and Infoseek as well as banner advertisement on education and family related sites. This strategy will require the availability of cost effective advertising rates on the internet and sufficient funds to pay for such advertising, and there can be no assurance that this will materialize. Failure of the Company's products to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

         The Company experiences a high level of returns, which generally range from 20% to 25% for its various products. The Company believes that an important reason for the high level of returns is that a substantial number of purchasers return their tutorial videotapes after being unable to motivate their children to view the tapes.

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

DISPUTE WITH ATT

         The Company is currently in a dispute with ATT regarding the amount of the outstanding charges for telephone services. ATT asserts that there is approximately $260,000 currently due and payable, and the Company believes that a lesser amount is due and payable of approximately $25,000. The Company's defenses to ATT's claims include, but are not limited to, the Company's assertion that ATT billed the Company for numbers belonging to other parties and for special features and services, which the Company had requested to be disconnected, and that ATT failed to make available to the Company discount plans customarily available to users with comparable volume. The Company has entered into discussions with ATT to resolve this dispute. However, there can be no assurances as to the resolution of this dispute or whether ATT will not take action to discontinue its services prior to the resolution of this dispute. Although the Company believes that it can obtain an alternative provider for the services currently provided by ATT, a change of service could result in a temporary disruption in the Company's ability to service its telemarketing accounts, which could have an adverse impact on the Company's financial condition.

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

LIMITED PRODUCT LINE

         In the fiscal year ended February 28, 2000, most of sales were from the Math Made Easy(TM) product line. Although the Company is continually seeking to introduce additional product lines there can be no assurance that these new product lines will generate significant sales. In the event that the popularity of the Math Made Easy(TM) product line decreases or faces increased competition, the Company's sales would be adversely affected and if not replaced by substantially increased sales from other products, the Company could be forced to cease operations.

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

COMPETITION

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson and The Learning Co. In the school market, the Company competes with Video Tutor, and Educational Video Resources. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing initiatives via its E-commerce supersite, "MathMadeEasy.com," the Company recognizes that the internet currently hosts many other educational and children related sites that include competitive educational videos and software. An example of this is the Smarterkids.com site, which carries a broad range of educational products. Kaplan and Sylvan are others which carry competitive products and services.

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

DEPENDENCE ON MANAGEMENT

         The Company's business is significantly dependent upon the personal efforts and continued availability of Barry Reichman, its Chief Executive Officer, and Hershel Waldner, its Chief Operating Officer. The loss or unavailability to the Company of Messrs. Reichman and Waldner could have a materially adverse effect upon the Company's business operations and prospects. To the extent that the services of Messrs. Reichman and Waldner are unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such personnel on acceptable terms, if at all.

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

         If the Company's securities are again listed on the NASDAQ Small-Cap Market, in order to maintain such listing the Company must continue to be registered under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and have,. In addition, NASDAQ has proposed increasing the requirements for maintaining a NASDAQ Small-Cap listing to require either: (1) net tangible assets of at least $2,000,000, (2) a market capitalization of $35,000,000 or (3) net income in at least two of the last three years of $500,000, and at least 300 holders of record, a minimum bid price of $1.00 per share, at least two market makers and a public float of at least 500,000 shares with a market value of at least $1,000,000. There can be no assurance that the Company would be able to meet the requirements for maintaining a listing on the NASDAQ Small-Cap Market.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 29, 2000 and February 28, 1999, the Company had federal net operating loss carryforwards of approximately $9,688,000 and $8,667,000, respectively, portions of which expire yearly through 2014 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company has judgments entered against it by certain of its vendors in the aggregate amount of approximately $70,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. Further, certain creditors of the Company have commenced various lawsuits asserting claims in the aggregate amount of approximately $235,000. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000.

         The Company is currently in a dispute with ATT regarding the amount of the outstanding charges for telephone services. ATT asserts that there is approximately $260,000 currently due and payable, and the Company believes that a lesser amount is due and payable of approximately $25,000. The Company's defenses to ATT's claims include, but are not limited to, the Company's assertion that ATT billed the Company for numbers belonging to other parties and for special features and services, which the Company had requested to be disconnected, and that ATT failed to make available to the Company discount plans customarily available to users with comparable volume. The Company has entered into discussions with ATT to resolve this dispute. However, there can be no assurances as to the resolution of this dispute or whether ATT will not take action to discontinue its services prior to the resolution of this dispute. Although the Company believes that it can obtain an alternative provider for the services currently provided by ATT, a change of service could result in a temporary disruption in the Company's ability to service its telemarketing accounts, which could have an adverse impact on the Company's financial condition.

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

                                     PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are listed for trading on the NASD Electronic Bulletin Board under the symbols MMTS and MMTSW, respectively.

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 1999 and 2000, and the initial quarter of the fiscal year ending February 28, 2001, and further reflects the period preceding and following May 24, 1999, the date on which the Company effected a one-for-ten reverse split of the issued and outstanding Common Stock. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


COMMON STOCK

                                                     Bid Prices                         Asked Prices
                                                     ----------                         ------------
                                                High             Low                      High             Low
                                                ----             ---                      ----             ---
Year Ended February 28, 1999

 1st Quarter                                0.04                      0.3125             0.05              0.05
 2nd Quarter                                0.0325                    0.03125            0.05              0.045
 3rd Quarter                                0.0325                    0.0325             0.045             0.04
 4th Quarter                                0.05                      0.03               0.07              0.04

Year Ended February 29, 2000

 March 1-May 24                             0.11                      0.05                0.15             0.06
 May 25-May 28                              0.60                      0.60                0.96875         0.75
 2nd Quarter                                0.60                      0.09375             0.75            0.125
 3rd Quarter                                0.46875                   0.10                0.53125         0.12
 4th Quarter                                0.375                     0.25                0.53125         0.3125

Year Ending February 28, 2001

1st Quarter                                 0.75                      0.625               0.96875         0.9375


         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on June 12, 2000, were approximately $0.105 and $0.12, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         The Company has not paid a cash dividend on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying and cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

SALES OF UNREGISTERED SECURITIES

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis. Except as set forth below, the following discussion gives effects to the reverse split.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. As of June 9, 2000, the noteholders had converted all of the loans into 5,200,000 shares of Common Stock.

         In 1996, the Company issued an aggregate amount of $1,000,000 principal amount of promissory notes. $750,000 of principal of these loans remain outstanding and are currently due and payable. With respect to the assignment of $600,000 of these notes by the original noteholders to certain other persons, the Company issued 546,672 shares of Common Stock during the fiscal year ended February 29, 2000, and recognized interest charges of $142,135, as of February 29, 2000.

         The Company issued 230,769 shares of Common Stock to an employee in cancellation of $30,000 of accrued and unpaid salary.

         In December, 1999, the Company entered into an agreement with Gaspra, Inc., a software development company, to develop a website and to convert a portion of the Company's "MathMadeEasy" video into on-line learning programs utilizing flash technology. The Company agreed to pay $130,000 for these services, and has issued 433,333 shares of Common Stock in satisfaction of $65,000 of this obligation.

         The Company has received advances aggregating $375,000, which bear interest at the rate of 10% per year, and are currently due and payable.

         In May, 1999, the Company issued 670,000 shares of Common Stock in satisfaction of an obligation of $201,000 to its former counsel, Oscar Folger, for services rendered.

         In December, 1999, the Company issued 250,000 shares of Common Stock, as a finance charge of $60,000 for a bridge financing.

         From November, 1999, to May, 2000, the Company issued approximately $713,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% per annum, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Class A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $113,000 of certain of these notes (Class B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000.

         In March, 2000, the Company issued 150,000 shares of Common Stock to a public relations consultant for $21,000 of services rendered. The Company recognized a consulting expense of $10,500 during the fiscal year ended February 29, 2000.

         In March, 2000, the Company issued 52,000 shares of Common Stock to consultant for $13,000 of services rendered.

         At February 29, 2000, the Company maintained advances of $83,224 from Barry and Anne Reichman, who are directors and executive officers of the Company. The advances are unsecured, bear interest at the rate of 10% per annum and are payable on demand. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman in cancellation of $30,000 of these obligations. In connection with the conversion, the Company recognized financing charges of approximately $35,000.

         In addition to the various issuances of securities referenced above in this Report, the Company issued options to purchase 4,465,087 shares of Common Stock at exercise prices ranging from $0.10 to $0.90 to various employees and consultants of the Company during the fiscal year ended February 29, 2000.

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2000 AND 1999. Net sales for the fiscal year ended February 29, 2000 (the "2000 Period") were $2,731,880 compared to $5,369,597 in the fiscal year ended February 28, 1999 (the "1999 Period").

         Gross profit was $2,458,273 in the 2000 Period compared to $4,773,174 in the 1999. Net sales and related gross profit decreased due to a reduction in advertising. This reduction was a result of an increase in advertising prices, which caused the advertising to cease to be cost effective.

         Selling and marketing expenses were $1,448,156 in the 2000 Period compared to $2,379,814 for the 1999 Period. Selling and marketing expenses were significantly reduced as the Company eliminated advertising, which had become inefficient.

         General and administrative expenses were $1,320,843 in the 2000 Period compared to $2,746,455 in the 1999 Period. General and administrative expenses were reduced in the fiscal year ended February 29, 2000, as the Company reduced its overhead personnel by consolidating its operations under a leaner management team.

         Interest expense was $765,131 in the 2000 Period compared to $141,335 in the 1999 Period. $608,980 of the interest expense attributable to losses reported during the fiscal year ended February 29, 2000 resulted from non-recurring, non-cash interest charges related to securities issued by the Company in connection with certain debt.

         Net loss was $1,492,686 in the 2000 Period compared to $753,136 in the 1999 Period. Loss from operations was $727,555 in the 2000 Period compared to $611,801 in the 1999 Period. The non-recurring, non-cash interest charges constituted $608,980 of the losses in the 2000 Period. Loss from operations before depreciation and amortization was $471,378 and $359,095 for the fiscal years ended February 29, 2000 and February 28, 1999, respectively.

         During the first half of fiscal year ended February 29, 2000, the Company was still actively purchasing significant quantities of advertising time on national radio. Due to the influx of dot com advertisers, the inventory available was limited to unfavorable air times and rates for such advertising increased. This resulted in a deterioration in the advertising performance.

         Beginning in the second half of fiscal year ended February 29, 2000, management reduced the Company's dependency on such advertising and restricted its purchasing to those areas of advertising, which were still available on favorable terms. The Company also took steps to diversify its revenue base, which included a greater share of revenue from teleservicing.

         Consequently, the Company was able to improve its financial performance in the second half of the fiscal year ended February 29, 2000.

         Management also took steps to transition its educational sales from off-line advertising to an internet model. The Company developed a fully functioning e-commerce site and has developed an advertising strategy designed to procure leads from other educational and family related sites at a lower cost per lead than what the Company had been paying for off-line leads. Additionally, the Company is developing its product line for on-line learning, which it intends to provide on a subscription basis.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $50,000 at February 29, 2000 from $80,000 at February 28, 1999. The Company did not have any cash, other than restricted cash, at February 28, 2000.

         Net cash used in operations in the 2000 Period was $499,665 compared to $108,352 in the 1999 Period.

         Net cash used in investing activities in the 2000 Period was $46,462 compared to $25,857 in the 1999 Period.

         Net cash provided from financing activities in the 2000 Period was $617,712, compared to net cash used in financing activities of $30,069 in the 1999 Period.

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis.

         In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The noteholders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the noteholders. During the nine months ended November 30, 1996, $250,000 was converted into 34,190 shares and $250,000 of principal remain outstanding and are currently due and payable. As a result of the conversion, 45,455 shares remained in escrow.

         The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. $750,000 of principal of these loans remain outstanding and are currently due and payable. With respect to the assignment of $600,000 of these notes by the original noteholders to certain other persons, the Company issued 546,672 shares of Common Stock during the fiscal year ended February 29, 2000, and recognized interest charges of $142,135, as of February 29, 2000.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. As of June 9, 2000, the noteholders had converted all of the loans into 5,200,000 shares of Common Stock.

         The Company has received advances aggregating $375,000, which bear interest at the rate of 10% per year, and are currently due and payable.

         At February 29, 2000, the Company maintained advances of $83,224 from Barry and Anne Reichman, who are directors and executive officers of the Company. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman (on a post-split basis) in cancellation of $30,000 of these obligations.

         In December, 1999 the Company entered into an agreement with Gaspra, Inc., a software development company, to develop a website and to convert a portion of its educational video product into on-line learning courses utilizing flash technology. The Company agreed to pay $130,000 for these services and has issued 433,333 shares of Common Stock in satisfaction of $65,000 of this obligation. The Company has agreed to issue an additional 433,333 shares in satisfaction of the $65,000 balance, once the Company has determined that the project has been completed to its satisfaction.

         In May, 1999, the Company issued 670,000 shares of Common Stock in satisfaction of an obligation of $201,000 to its former counsel, Oscar Folger, for services rendered.

         In December, 1999, the Company issued 250,000 shares of Common Stock, as a finance charge of $60,000 for a bridge financing.

         From November, 1999, to May, 2000, the Company issued approximately $713,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $113,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000.

         From November, 1999 to February, 2000, the Company issued $100,000 of unsecured, demand promissory notes, bearing interest at the rate of 10% PER ANNUM.

         As of February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% PER ANNUM.

         In March, 2000, the Company issued 150,000 shares of Common Stock for public relations consultant for $21,000 for services rendered. The Company recognized a consulting expense of $10,500 during the fiscal year ended February 29, 2000.

         In March, 2000, the Company issued 52,000 shares of Common Stock to consultant for $13,000 of services rendered.

         The Company has judgments entered against it by certain of its vendors in the aggregate amount of approximately $70,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. Further, certain creditors of the Company have commenced various lawsuits asserting claims in the aggregate amount of approximately $235,000. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000. The Company also has reached agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $800,000. Of these settled amounts, approximately $765,000 is payable over a period of two (2) years, and the other $35,000 is payable over a period between 6 to 18 months.

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

YEAR 2000

         The Company has updated its computer systems to address issues related to year 2000 compliance. Financial and operational systems were developed to address systems modification requirements to become year 2000 compliant. The financial impact of making the required systems changes was not material to the Company's consolidated financial position, liquidity and results of operations. In the first week of January, 2000, the Company experienced a year 2000 problem relating to the operations of its voice mail system. The problem has been resolved with minimal expense, and the problem did not have a material adverse effect on the operations of the Company during the weeklong period and the Company does not anticipate that there will be a material adverse effect on the Company relating to the matter for the foreseeable future.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

     The officers and directors of the Company, as of June 23, 2000, are as follows:


 NAME                        AGE                    POSITION
 ----                        ---                    --------

 Barry Reichman               49            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                46            Secretary and Director

 Irving Bader                 60            Director

Hershel Waldner               49            Chief Operating Officer

         HERSHEL WALDNER was appointed as Chief Operating Officer in January, 2000. Mr. Waldner's duties include spearheading the Company's restructured internet based business operations and developing the Company's teleservicing operations. From 1980 until January, 2000, he served as management consultant and contract negotiator for a large New York corporation known as Systems Services of America, Inc.. Mr. Waldner holds an MBA from the New York Institute of Technology and licenses in Nursing Home Administration from both the New York and New Jersey Department of Health.

         BARRY REICHMAN has been Chief Executive Officer and a Director of the Company since August 1994, and Chief Financial Officer since September, 1999. >From 1985 until 1994, he was Secretary and a Director of VTS. Mr. Reichman holds a B.A. in Economics from Yeshiva University and an M.B.A. from Baruch College. He is the husband of Anne Reichman, a Director of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended February 28, 2000, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 29, 2000 and February 28, 1999:

---------------------------------------------------------------------------------------------------------------------
                  ANNUAL  COMPENSATION                        LONG TERM COMPENSATION

                                            Awards                                                      Payouts
---------------------------------------------------------------------------------------------------------------------
                                                          Restricted     Securities
Name and                                   Other annual     Stock        Underlying      LTIP          All other
Principal                                  Compensation     Awards (s    Options/ SARs   Payouts       Compensation
Position        Year    Salary   Bonus          ($)           ($)           (#)            ($)             ($)
---------------------------------------------------------------------------------------------------------------------
Barry           2000    $100,000   -0-           -0-            -0-       1,000,000           -              -
Reichman(1)
                1999    $100,000   -0-           -0-            -0-         104,967           -              -


Morris          1999    $76,000    -0-         $3,850           -0-         134,986           -              -
Berger(2)


------------------------

(1)      Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

(2) Mr. Berger served as Chief Executive Officer during the fiscal year ended February 28, 1999 until July 31, 1999. His salary and compensation for a car allowance reflect compensation generated from March 1, 1999 until July 31, 1999.

         OPTIONS/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended February 29, 2000:

                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rate of
                                                                                Stock Price Appreciation
                           Individuals Grants                                   For Option Term (1)
---------------------------------------------------------------------------------------------------------

(a)                       (b)          (c)             (d)             (e)          (f)           (g)
                          Number of    % of
                          Securities   Total
                          Underlying   Options/
                          Options/     SARs            Exercise
                          SARs         Granted to      Or Base
                          Granted      Employees       Price           Expiration
Name                      (#)          In Fiscal Year  ($/Share) (1)   Date (1)     5% ($)        10%($)
---------------------------------------------------------------------------------------------------------
Barry Reichman             1,000,000           40%            0.13       9/01/09       83,000      194,000


--------------------

         (1) This chart assumes a market price of $0.1375 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the over-the-counter market, as of June 9, 2000, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Barry Reichman, Anne Reichman and Harold Reichman pursuant to which they are paid annual base salaries of $100,000, $50,000 and $75,000, respectively. In addition, Anne Reichman and Harold Reichman were granted options to purchase up to 500,000 and 200,000 shares of Common Stock, respectively, at an exercise price equal to 50% of the market price of the Common Stock during the year ended February 29, 2000. The options vest in 20% increments, on each January 5 of the term of the agreements, commencing January 5, 2000. The agreements terminate on December 31, 2004.

STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options to purchase not more than an aggregate of 350,000 shares of Common Stock, subject to adjustment under certain circumstances. Such options may be Incentive Stock Options ("ISO") within the meaning of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options ("NQO"). The Stock Option Plan expires on March 31, 2004. The Company has granted 279,953 options under the Stock Option Plan.

         The Stock Option Plan is administered by the Board of Directors or by a stock option committee (the "Committee") which may be appointed by the Board of Directors. To date the Board has not appointed a Committee. The Committee has full power and authority to interpret the provisions, and supervise the administration, of the Stock Option Plan. The Committee determines, subject to the provisions of the Stock Option Plan, to whom options are granted, the number of shares of Common Stock subject to each option, whether an option shall be an ISO or a NQO and the period during which each option may be exercised. In addition, the Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a NQO the exercise price per share may not be less than 85% of the fair market value per share of Common Stock on the date of grant and (ii) for an ISO the exercise price per share may not be less than the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). In determining persons to whom options will be granted and the number of shares of Common Stock to be covered by each option, the Committee considers various factors including each eligible person's position and responsibilities, service and accomplishments, anticipated length of future service and other relevant factors. Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, NQO may be granted to other parties who perform services for the Company. No options may be granted under the Stock Option Plan, after March 31, 2004. The Stock Option Plan may be amended from time to time by the Board of Directors of the Company. The Board of Directors may not, however, without stockholder approval, amend the Stock Option Plan to increase the number of shares of Common Stock which may be issued under the Stock Option Plan (except upon changes in capitalization as specified in the Stock Option Plan), decrease the minimum exercise price provided in the plan or change the class of persons eligible to participate in the plan.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 29, 2000, no reports required under Section 16 (a) of the Exchange Act were made by any of the Company's executive officers, directors or 10% beneficial owners, if any, and that all such reports remain delinquent. The Company intends determine which reports, if any, are required to be filed by such persons, and to be in compliance with the filing requirements of Section 16(a).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 23, 2000, as adjusted for the one-for-ten reverse split, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 205 Kings Highway, Brooklyn, New York, 11223.


Name and Address
of Beneficial Owner                         Number of Shares           Percent of Total #
-------------------                         ----------------           ------------------
Barry Reichman (1)                          1,980,736                         15.63

Anne Reichman (1)                           1,980,736                         15.63

Irving Bader (2)                            25,000                              *

Custer Company, Inc. (3)                    1,685,556                         15.44

Steel Partners II LP (4)                    848,011                            7.77

Jacob Wizman (5)                            2,729,556                         21.34

Rita Folger (6)                             704,521                            6.45

Generation Capital Associates (7)           1,405,556                         11.79

Paul and Elizabeth Guez (8)                 2,500,000                         18.63

Richard Chase (9)                           625,000                            5.72

All officers and directors as a group       2,005,736                         15.80
(4 persons)(10)


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

(2) Mr. Bader is a director of the Company. Includes options to purchase up to 25,000 shares.

(3) The address for Custer Company, Inc. is 10911 Petal Street, Dallas Texas 75238.

(4) The address for Steel Partners II LP is 150 East 52nd Street, 21st Floor, New York, New York 10022. Per a Schedule 13D, dated June 9, 2000, filed with respect to Steel Partners II LP, Warren Lichtenstein is also a beneficial owner of the securities owned by Steel Partners II LP.

(5) The address for Mr. Wizman is 211 South Beverly Drive, Suite 108, Beverly Hills, California 90210. Includes promissory notes convertible into up to 1,875,000 shares of Common Stock.

(6)      The address for Ms. Folger is 521 Fifth Avenue, New York, New York
         10175.

(7) The address for Generation Capital Associates is 1085 Riverside Trace, Atlanta, Georgia 30328. Includes promissory notes convertible into up 1,000,000 shares of Common Stock.

(8) The address for Mr. and Mrs. Guez is 6205 Busch Drive, Malibu, California 90265. Includes promissory notes convertible into up to 2,500,000 shares of Common Stock.

(9) The address for Mr. Chase is c/o Chase Investments, Inc., 6218 Ramires Mesa Drive, Malibu, California 90265.

(10)     See Footnotes 1 and 2 above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At February 29, 2000, the Company maintained advances of $83,224 from Barry and Anne Reichman, who are directors and executive officers of the Company. The advances are unsecured, bear interest at the rate of 10% per annum and are payable on demand. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman in cancellation of $30,000 of these obligations. In connection with the conversion, the Company recognized financing charges of approximately $35,000.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)     1.       Financial Statements and Schedules.

                  The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

                  2.       Exhibits.

                  The Index to Exhibits set forth below indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

                                    EXHIBITS

3.1      Certificate of Incorporation, as amended (1)
3.2      By-Laws (1)
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company (1)
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate (1)
10.1     Form of 1995 Stock Option Plan (1)
10.2     Employment Agreement between Registrant and Barry Reichman
16.1     Letter  re change in certifying accountant (2)
27.1     Financial Data Schedule
--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-88494) effective April 13, 2995.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MULTI MEDIA TUTORIAL SERVICES, INC.


Dated: June 30, 2000             By: /S/ Barry Reichman
                                     -------------------------------------------
                                        Barry Reichman, Chief Executive Officer,
                                        Chief Financial Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of June 30, 2000 by the following persons on behalf of Registrant and in the capacities indicated.


                                      /S/ Barry Reichman
                                      ------------------------------------------
                                      Barry Reichman, Chief Executive Officer
                                      Chief Financial Officer and Director


                                      /S/ Anne Reichman
                                      ------------------------------------------
                                      Anne Reichman, Director

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-2 - F-3

     Consolidated Statements of Operations                               F-4

     Consolidated Statements of Stockholders' Deficit                    F-5

     Consolidated Statements of Cash Flows                            F-6 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholder
Multi-Media Tutorial Services, Inc. and subsidiary


We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. and subsidiary as of February 29, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Media Tutorial Services, Inc. and subsidiary as of February 29, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended February 29, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $1,492,686, it had an accumulated deficit of $15,582,267, and it had negative cash flows from operations of $499,665 during the year ended February 29, 2000. In addition, the Company is currently in default on its capitalized leases. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 20, 2000

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Accounts receivable                                           $     44,605
     Inventories                                                         88,102
     Prepaid income taxes                                                 3,453
     Prepaid expenses                                                   120,601
                                                                   -------------

         Total current assets                                           256,761

FURNITURE AND EQUIPMENT, net                                            214,184
INTANGIBLE ASSETS, net                                                  162,349
RESTRICTED CASH                                                          50,000
OTHER ASSETS                                                             21,681
                                                                   -------------

                  TOTAL ASSETS                                     $    704,975
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Book overdraft                                                $     46,692
     Short-term notes payable                                         1,580,176
     Convertible promissory notes                                       662,500
     Capital lease obligations                                          114,391
     Due to related party                                                83,224
     Accounts payable                                                 1,282,047
     Accrued payroll and other expenses                                 298,000
     Accrued interest                                                   463,161
                                                                   -------------

         Total current liabilities                                    4,530,191

LONG-TERM TRADE PAYABLE                                                 366,980
                                                                   -------------

              Total liabilities                                       4,897,171
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                     -
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                     -
     Common stock, $0.01 par value
         20,000,000 shares authorized
         8,683,343 shares issued and outstanding                         86,835
     Common stock committed, $0.01 par value
         560,333 shares                                                  88,500
     Additional paid-in capital                                      11,214,736
     Accumulated deficit                                            (15,582,267)
                                                                   -------------

              Total stockholders' deficit                            (4,192,196)
                                                                   -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    704,975
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------


                                                      2000              1999
                                                 -------------     -------------

NET SALES                                         $ 2,731,880      $  5,369,597

COST OF SALES                                         273,607           596,423
                                                 -------------     -------------

GROSS PROFIT                                        2,458,273         4,773,174
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                          1,448,156         2,379,814
     General and administrative                     1,320,843         2,746,455
     Depreciation and amortization                    256,177           252,706
     Stock-based compensation                         160,652             6,000
                                                 -------------     -------------

         Total operating expenses                   3,185,828         5,384,975
                                                 -------------     -------------

LOSS FROM OPERATIONS                                 (727,555)         (611,801)
                                                 -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                       (608,980)                -
     Interest expense                                (156,151)         (141,335)
                                                 -------------     -------------

         Total other expense                         (765,131)         (141,335)
                                                 -------------     -------------

NET LOSS                                         $ (1,492,686)     $   (753,136)
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.30)     $      (0.27)
                                                 =============     =============

DILUTED LOSS PER SHARE                           $      (0.30)     $      (0.27)
                                                 =============     =============

WEIGHTED-AVERAGE SHARES OUTSTANDING                 5,042,019         2,743,646
                                                 =============     =============

   The accompanying notes are an integral part of these financial statements.

                                                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                              AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                               FOR THE YEARS ENDED FEBRUARY,

----------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock         Common      Additional
                                            ------------------------     Stock       Paid-In      Accumulated
                                               Shares       Amount     Committed     Capital        Deficit         Total
                                            -----------  -----------  -----------  ------------  -------------  ------------
BALANCE, FEBRUARY 28, 1998                   2,743,646   $   27,437   $        -   $10,106,002   $(13,336,445)  $(3,203,006)
STOCK OPTIONS ISSUED FOR SERVICES                                                        6,000                        6,000
NET LOSS                                                                                             (753,136)     (753,136)
                                            -----------  -----------  -----------  ------------  -------------  ------------

BALANCE, FEBRUARY 28, 1999                   2,743,646       27,437            -    10,112,002    (14,089,581)   (3,950,142)
ISSUANCE OF COMMON STOCK FOR
     Conversion of accounts payable            670,000        6,700                    194,300                      201,000
     Conversion of notes payable             4,011,487       40,115                    209,885                      250,000
     Conversion of stockholder advances        230,769        2,308                     27,692                       30,000
     Services                                  230,769        2,308                     27,692                       30,000
     Extension of notes payable                250,000        2,500                     57,500                       60,000
     Interest charges on extension of debt     546,672        5,467                    136,668                      142,135
COMMON STOCK COMMITTED FOR SERVICES                                       88,500                                     88,500
INTEREST CHARGES ON BELOW-MARKET CONVERSION
     OF STOCKHOLDER ADVANCES                                                            34,846                       34,846
CONVERSION FEATURE ON CONVERTIBLE DEBT                                                 291,647                      291,647
STOCK OPTIONS ISSUED FOR SERVICES                                                       42,152                       42,152
OPTIONS ISSUED FOR EXTENSION OF BRIDGE NOTES                                            80,352                       80,352
NET LOSS
                                                                                                   (1,492,686)   (1,492,686)
                                            -----------  -----------  -----------  ------------  -------------  ------------

         BALANCE, FEBRUARY 29, 2000          8,683,343   $   86,835   $   88,500   $11,214,736   $(15,582,267)  $(4,192,196)
                                            ===========  ===========  ===========  ============  =============  ============

   The accompanying notes are an integral part of these financial statements.

                                                                          MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                               AND SUBSIDIARY
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                FOR THE YEARS ENDED FEBRUARY,

-------------------------------------------------------------------------------------------------------------

                                                                                     2000            1999
                                                                                -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $ (1,492,686)   $   (753,136)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                          256,177         252,706
              Interest relating to beneficial conversion of stockholder
                  advances                                                            34,846               -
              Interest charges on bridge notes                                       142,135               -
              Below-market conversion feature of convertible debt                    291,647               -
              Common stock issued for services                                        30,000               -
              Common stock committed for consulting services                          88,500               -
              Stock options issued for services                                       42,152           6,000
              Stock issued on conversion of bridge notes                              60,000               -
              Stock options issued for extension on debt                              80,352               -
     (Increase) decrease in
         Restricted cash                                                              30,000          10,000
         Accounts receivable                                                         172,978          65,597
         Inventories                                                                       -          21,097
         Prepaid income taxes                                                         (1,104)           (300)
         Prepaid expenses                                                            (85,923)         31,976
         Other assets                                                                  3,541          (2,500)
     Increase (decrease) in
         Due to related party                                                         67,074          62,150
         Accounts payable                                                           (295,041)         77,799
         Accrued payroll and other expenses                                           10,106         (31,741)
         Accrued interest                                                            143,581         140,000
         Deferred revenue                                                            (78,000)         12,000
                                                                                -------------   -------------

Net cash used in operating activities                                               (499,665)       (108,352)
                                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                             (45,462)        (20,857)
     Increase in intangibles                                                          (1,000)         (5,000)
                                                                                -------------   -------------

Net cash used in investing activities                                                (46,462)        (25,857)
                                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                                          (14,464)        (55,069)
     Proceeds from issuance of notes payable                                         917,150          25,000
     Repayment of notes payable                                                     (284,974)              -
                                                                                -------------   -------------

Net cash provided by (used in) financing activities                                  617,712         (30,069)
                                                                                -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                                                          MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                               AND SUBSIDIARY
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                FOR THE YEARS ENDED FEBRUARY,

-------------------------------------------------------------------------------------------------------------

                                                                                     2000            1999
                                                                                -------------   -------------
Net increase (decrease) in cash and cash equivalents                            $     71,585    $   (164,278)

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                           (118,277)         46,001
                                                                                -------------   -------------

BOOK OVERDRAFT, END OF YEAR                                                     $    (46,692)   $   (118,277)
                                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $     12,553    $      1,334
                                                                                =============   =============
     INCOME TAXES PAID                                                          $      4,661    $      1,060
                                                                                =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended February 29, 2000, the Company converted $201,000 of accounts payable into 670,000 shares of common stock.

During the year ended February 29, 2000, the Company converted $250,000 of notes payable into 4,011,487 shares of common stock.

During the year ended February 29, 2000, the Company issued 250,000 shares of common stock as consideration for the extension of notes payable. Related to the issuance, the Company recognized financing charges of $60,000.

During the year ended February 29, 2000, the Company issued 546,672 shares of common stock as consideration for the extension of debt. Related to the issuance, the Company recognized interest charges of $142,135.

During the year ended February 29, 2000, the Company converted $30,000 of stockholder advances into 230,769 shares of common stock.

During the year ended February 29, 2000, the Company issued 230,769 shares of common stock as consideration for consulting services valued at $30,000.

During the year ended February 29, 2000, the Company committed to issue 75,000 shares of common stock for $10,500 of consulting services rendered during the year.

During the year ended February 29, 2000, the Company converted $135,500 of accounts payable into a promissory note and $366,980 into a long-term trade payable.

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the year ended February 29, 2000, the Company committed to issue 433,333 shares of common stock for $65,000 of consulting services.

During the year ended February 29, 2000, the Company committed to issue 52,000 shares of common stock for $13,000 of consulting services rendered during the year.

During the year ended February 28, 1999, the Company issued options to purchase stock for consulting services valued at $6,000.

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc., a Delaware corporation, is engaged in the production and sales of educational videocassettes through its wholly-owned subsidiary, Video Tutorial Services, Inc. (collectively, the "Company"). The Company also provides telemarketing and webified telemarketing to third party customers through its Multi-Media Telemarketing Services division. During the year ended February 29, 2000, the Company also began to sell its educational products and services on the Internet on the Company's website, TheTutorialChannel.Com. Operations related to the website were not material at February 29, 2000.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $1,492,686 and $753,136 during the years ended February 29, 2000 and February 28, 1999, respectively. In addition, the Company had an accumulated deficit of $15,582,267 and a working capital deficit of $4,273,430 as of February 29, 2000. Further, the Company is currently in default on its capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also addressing improved collection of customer accounts and the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $431,924 and $1,832,536 during the years ended February 29, 2000 and February 28, 1999, respectively.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Revenue Recognition
         -------------------
         Sales revenue is recognized when products are shipped to customers. The Company provides a reserve for anticipated returns for customers based upon historical return levels.

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

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for short-term notes payable also approximates fair value because the current interest rates offered to the Company for debt of similar maturities are substantially the same.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 29, 2000, there were no uninsured portions.

         Net Loss per Share
         ------------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 29, 2000 and February 28, 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         Reclassifications
         -----------------
         Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 29, 2000 consisted of the following:

            Furniture and fixtures                                 $     55,565
            Office equipment                                             19,338
            Computer equipment and software                             832,024
            Leasehold improvements                                      113,960
                                                                   -------------

                                                                      1,020,887
            Less accumulated depreciation and amortization              806,703
                                                                   -------------

                     TOTAL                                         $    214,184
                                                                   =============

         Depreciation and amortization expense was $166,120 and $176,004 for the years ended February 29, 2000 and February 28, 1999, respectively.


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 29, 2000 consisted of the following:

             Master video production costs                         $  1,110,225
             Patents and copyrights                                      22,088
                                                                   -------------

                                                                      1,132,313
             Less accumulated amortization                              969,964
                                                                   -------------

                      TOTAL                                        $    162,349
                                                                   =============


NOTE 5 - SHORT-TERM NOTES PAYABLE

         At February 29, 2000, the Company maintained short-term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued during September and October 1996 with a six-month original maturity. The maturity dates were subsequently extended and are currently due and payable. Related to the extension of the due dates on these notes, the Company issued 546,672 shares of common stock to the debt holders and recognized interest charges of $142,135 during the year ended February 29, 2000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 5 - SHORT-TERM NOTES PAYABLE (CONTINUED)

         At February 29, 2000, the Company maintained short-term, non-interest-bearing, unsecured promissory notes in the amount of $219,676 which are payable on demand.

         The Company raised $375,000 through short-term, unsecured bridge financing. The notes bear interest at 10% per annum, have a six-month original maturity date, and are currently due and payable.

         During the year ended February 29, 2000, the Company raised $100,000 through the issuance of short-term notes. The notes bear interest at 10% per annum and are payable on demand. These notes were outstanding as of February 29, 2000.

         During the year ended February 29, 2000, the Company converted $135,500 of accounts payable into a short-term promissory note. The note bears interest at 10% per annum and has a 12-month original maturity date.


NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         At February 29, 2000, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum and an accelerated interest rate of 17% per annum beginning April 17, 1997, expired on December 31, 1997, and are convertible into common stock at a price of (i) $1.2656 per share or
         (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 45,455 shares of its common stock in escrow.

         During the year ended February 29, 2000, the Company raised $312,500 through the placement of short-term, unsecured, convertible promissory notes. The notes bear interest at 10% per annum, have 10-month original maturity dates, and were outstanding at February 29, 2000. The notes are convertible into common stock at a price of (i) $0.50 or (ii) 50% of the average of the closing bid price for the five days immediately preceding the conversion. The notes cannot be converted at a price less than $0.10 per share. The shares are convertible at a par value of $0.01 of the Company's stock or at a par value of $0.001 of the common stock of TheTutorialChannel.Com. Related to the issuance, the Company recognized the below-market conversion feature by recording non-cash interest expense of $291,647.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 6 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         During the year ended February 28, 1998, the Company raised $350,000 through the placement of short-term, unsecured promissory notes. The notes bear interest at 10% per annum and have six-month original maturity dates. The notes are convertible into common stock upon default at $0.625 per share. During the year ended February 29, 2000, the Company converted $250,000 of these notes into 4,011,487 shares of common stock. The maturity dates for the remaining notes of $100,000 were extended for an additional six months and were converted into 1,600,000 shares of common stock subsequent to February 29, 2000.

         In accordance with generally accepted accounting principles, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period.


NOTE 7 - LONG-TERM TRADE PAYABLE

         During the year ended February 29, 2000, the Company reached an agreement with a vendor to extend a short-term trade obligation in the amount of $366,980 to January 2002. The obligation bears interest at 8%.


NOTE 8 - RELATED PARTY TRANSACTIONS

         At February 29, 2000, the Company maintained advances from the directors and executive officers of the Company in the amount of $113,224. The advances are unsecured, non-interest-bearing, and are payable on demand. In December 1999, the Company issued 230,769 shares of common stock for the cancellation of $30,000 of these obligations. Related to the conversion, the Company recognized interest charges of approximately $34,846.

         At February 29, 2000, the Company issued 230,769 shares of common stock as consideration for consulting services rendered by a relative of a director of the Company. The services were valued at $30,000.

         In December 1999, the Company entered into two employment agreements with a director of the Company and one with a relative of a director of the Company, which provide for aggregate salaries of $37,500 for the year ended February 29, 2000 and $225,000 for the years ending February 2001 through 2005.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company has entered into an operating lease for facilities and equipment. The Company also leases certain office and computer equipment under non-cancelable, capital lease arrangements. Future minimum payments under operating and capital leases with initial or remaining terms of one year or more at February 29, 2000 were as follows:

            Year Ending                               Operating        Capital
             February                                   Leases         Leases
            -----------                              -----------    -----------

              2001                                   $   96,000     $  140,924
              2002                                       94,000              -
              2003                                       99,000              -
              2004                                       32,000              -
                                                     -----------    -----------

                                                     $  321,000        140,924
                                                     ===========
              Less amount representing interest                         26,533
                and fees                                            -----------

                     TOTAL                                          $  114,391
                                                                    ===========

         Assets capitalized under capital lease agreements at February 29, 2000 were valued at $274,770.

         The Company was in default on its capital lease agreements at February 29, 2000 and as such, has classified the entire amount representing principal as a current liability.

         Rent expense was $151,372 and $133,683 for the years ended February 29, 2000 and February 28, 1999, respectively.

         Software Development Agreement
         ------------------------------
         In December 1999, the Company entered into a consulting agreement with a software consulting firm. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay the fees with the issuance of common stock. The Company has committed 433,333 shares of common stock and recorded a prepaid expense of $65,000. Related to this agreement, the Company has agreed to pay a finder's fee of 52,000 shares of common stock to a consultant and has recorded a $7,800 prepaid expense to be charged to operations upon completion of the project.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation
         ----------
         The Company is involved in a breach of contract claim pertaining to a service agreement. The outcome cannot be determined at February 29, 2000, and the potential loss is estimated at $260,000.

         The Company is also involved in various other legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 10 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                      Operating losses                             $  3,875,423
                  Valuation allowance                                 3,875,423
                                                                   -------------

                           NET DEFERRED TAX ASSET                  $          -
                                                                   =============

         Deferred tax assets consisted of net operating loss carryforwards. The federal operating loss carryforwards at February 29, 2000 were approximately $9,688,000.


NOTE 11 - STOCKHOLDERS' DEFICIT

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Purchase Warrants (Continued)
         -----------------------
         Stock purchase warrants outstanding at February 29, 2000 consisted of the following:

              Exercise Price             Outstanding            Exercisable
             ----------------           -------------          -------------

             $ 10.00 - 15.00                  45,750                 45,750
             $         15.00                 242,462                242,462
             $         56.00                 390,625                390,625
                                        -------------          -------------

                TOTAL                        678,837                678,837
                                        =============          =============

         Common Stock
         ------------
         During the year ended February 29, 2000, the Company converted certain vendor obligations valued at $201,000 into 670,000 shares of common stock at $0.30 per share, which approximated the value of the services rendered.

         In December 1999, the Company issued 250,000 shares of common stock as consideration for extending outstanding bridge financing issued at par value of $2,500. Related to the issuance, the Company recognized the fair market value of the stock by recording interest expense of $60,000.

         During the year ended February 29, 2000, the Company committed to issue 75,000 shares of common stock in relation to $10,500 of consulting services rendered during the year.

         During the year ended February 28, 1999, the Company committed to issue 52,000 shares of common stock for $13,000 of consulting services rendered during the year.

         Stock Option Plan
         -----------------
         The Company adopted a stock option plan (the "Plan") for 350,000 shares of the Company's common stock. The Plan is administered by the Board of Directors or by a Stock Option Committee to be appointed by the Board of Directors. The Stock Option Committee determines, subject to the provisions of the Plan, to whom options are granted, the number of shares of common stock subject to each option, whether an option shall be an incentive stock option (an "ISO") or a non-qualified option (a "NQO"), and the period during which each option may be exercised.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         In addition, the Stock Option Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a NQO, the exercise price per share may not be less than 85% of the fair market value per share of common stock on the date of grant and (ii) for an ISO, the exercise price per share may not be less than the fair market value per share of common stock on the date of grant (11% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock).

         In determining persons to whom options will be granted and the number of shares of common stock to be covered by each option, the Stock Option Committee considers various factors, including each eligible person's position and responsibilities, service, and accomplishments, present and future value to the Company, anticipated length of future service, and other relevant factors. Options may be granted under the Plan to all officers, directors, and employees of the Company. No options may be granted under the Plan after March 31, 2004. To date, the Board of Directors has not appointed a Stock Option Committee.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 29, 2000 and February 28, 1999:

                                                         2000           1999
                                                    -------------  -------------
           Net loss
               As reported                          $ (1,492,686)  $   (753,136)
               Pro forma                            $ (1,720,685)  $   (814,075)
           Basic and diluted loss per common share
               As reported                          $      (0.30)  $      (0.27)
               Pro forma                            $      (0.34)  $      (0.30)

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 29, 2000 and February 28, 1999: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 6% and 5.3%, respectively; values of $0.14 and $0.23, respectively; and expected lives of five and five years, respectively.

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

         The following summarizes the stock option transactions:

                                                                                Outside Option Plan
                                                                            ---------------------------
                                                              Weighted-                      Weighted-
                                                               Average                       Average
                                             Stock Options    Exercise     Stock Options     Exercise
                                              Outstanding       Price       Outstanding        Price
                                             -------------  -------------  -------------  -------------
              Balance, February 28,
                1998                               15,000   $       1.00              -   $          -
                  Granted                         264,953   $       0.32              -   $          -
                                             -------------                 -------------

              Balance, February 28,
                1999                              279,953   $       0.82              -   $          -
                  Granted                               -   $          -      2,500,000   $       0.18
                                             -------------                 -------------

              BALANCE, FEBRUARY 29,
                2000                              279,953   $       0.82      2,500,000   $       0.18
                                             =============                 =============

              EXERCISABLE, FEBRUARY
                29, 2000                          279,953   $       0.82      1,294,000   $       0.28
                                             =============                 =============

         The weighted-average remaining contractual life of the options outstanding is 9.49 years at February 29, 2000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 11 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         During the year ended February 29, 2000, the Company issued 2,500,000 stock options to employees outside of the Company's stock option plan when the exercise price was less than the fair value of the Company's common stock at the date of grant.

         Other Options
         -------------
         During the year ended February 28, 1999, the Company issued 568,820 stock options to various vendors for consulting services rendered valued at $6,000 for an exercise price of $0.32, which has been recorded as a consulting expense. As of February 29, 2000, all options were exercisable and outstanding.

         During the year ended February 28, 2000, the Company issued 1,197,916 options to an executive officer and non-employees as interest expense for extending debt in default. The options were valued at the current market value of options with a 25% discount and with exercise prices ranging from $0.10 to $0.90. The Company recognized $80,352 of interest expense related to these options. As of February 29, 2000, 683,075 of these options were exercisable and outstanding.

         In addition, the Company issued 517,171 options to an outside sales consultant valued at $20,687 with exercise prices ranging from $0.15 to $0.83, which has been recorded as a sales expense. As of February 29, 2000, these options were exercisable and outstanding.

         Further, the Company issued 250,000 options to a consultant valued at $19,800 with an exercise price of $0.10, which has been recorded as a consulting expense. As of February 29, 2000, 82,500 of these options were exercisable and outstanding.


NOTE 12 - MAJOR SUPPLIERS

         The Company purchases its products primarily from one video manufacturer. During the years ended February 29, 2000 and February 28, 1999, total product purchases from this supplier amounted to 12% and 44%, respectively.

         The Company also purchases its products primarily from one video duplication manufacturer. During the year ended February 29, 2000, total product purchases from this supplier amounted to 27%.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2000

--------------------------------------------------------------------------------


NOTE 13 - FOURTH QUARTER ADJUSTMENT

         An adjustment to additional paid-in capital amounting to $468,628 was made to record interest charges on convertible debt securities, representing a beneficial conversion feature. The debt was issued and converted primarily during the fourth quarter.


NOTE 14 - SUBSEQUENT EVENTS

         In March 2000, the Company issued 150,000 shares of common stock for public relations services provided during the period from January 17, 2000 through April 17, 2000 in the amount of $21,000. Related to the issuance, the Company recognized consulting expense of $10,500 during the year ended February 29, 2000.

         In March 2000, the Company issued 52,000 shares of common stock for consulting services of $13,000 that were provided during the year ended February 29, 2000.

         In April 2000, the Company converted $100,000 of short-term, 10%, unsecured promissory notes into 1,600,000 shares of its common stock.

         Subsequent to February 29, 2000, the Company issued $400,690 of short-term, unsecured convertible promissory notes. The notes bear interest at 10% per annum and are convertible into common stock at a price of (i) $0.50 or (ii) 50% of the average of the closing bid price for the five days immediately preceding the conversion. The notes cannot be converted at a price less than $0.10 per share. The shares are convertible at a par value of $0.01 of the Company's stock or at a par value of $0.001 of the common stock of TheTutorialChannel.Com.