Form 10QSB
period 2000-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-07-17
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-25758

                       MULTI-MEDIA TUTORIAL SERVICES,INC.
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
             NONE                                             NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:


                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                               REDEEMABLE WARRANTS
                               -------------------
                                (Title of Class)

CHECK WHETHER THE ISSUER: (I) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (II) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X     NO
                                                             ----     ----

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MAY 31, 2000 WAS 10,986,676 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2000 AND 1999, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2000 AND 1999. Net sales for the fiscal quarter ended May 31, 2000 (the "2000 Period") were $525,255 compared to $972,024 in the fiscal quarter ended May 31, 1999 (the "1999 Period").

         Gross profit was $442,768 in the 2000 Period compared to $833,569 in the 1999 Period. Net sales and related gross profit decreased in the 2000 Period from the 1999 Period due to a reduction in advertising in the 2000 Period. This reduction was a result of an increase in advertising prices, which caused the advertising to cease to be cost effective. Sales and marketing expense was 48% of net sales in the 2000 period, as compared to 93% of net sales in the 1999 Period.

         Selling and marketing expenses were $254,562 in the 2000 Period compared to $899,176 for the 1999 Period. Selling and marketing expenses were significantly reduced as the Company eliminated advertising, which had become inefficient.

         General and administrative expenses were $232,624 in the 2000 Period compared to $284,238 in the 1999 Period. General and administrative expenses were reduced in the fiscal quarter ended May 31, 2000, as the Company reduced its overhead personnel by consolidating its operations under a leaner management team.

         Interest expense was $99,909 in the 2000 Period compared to $42,200 in the 1999 Period. The Company also had non-cash interest charges of $357,908 in the 2000 Period related to the below-market conversion features of certain convertible promissory notes issued by the Company between November, 1999 and May, 2000. Of the $99,209 of interest expense in the 2000 Period, $46,200 related to a cash payment related to the financing of the convertible promissory notes.

         Net loss was $590,485 in the 2000 Period compared to $457,264 in the 1999 Period. Loss from operations was $132,668 in the 2000 Period compared to $415,064 in the 1999 Period. The non-cash interest charges constituted $357,908 of the net losses in the 2000 Period. Loss from operations before depreciation and amortization was $80,668 and $349,845 for the fiscal quarters ended May 31, 2000 and May 31, 1999, respectively.

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

         Consequently, the Company was able to improve its financial performance in the second half of the fiscal year ended February 29, 2000 and the fiscal quarter ended May 31, 2000.

         Management also took steps to transition its educational sales from off-line advertising to an internet model. The Company developed a fully functioning e-commerce site, 1800USAMATH.COM, and has developed an advertising strategy designed to procure leads from other educational and family related sites at a lower cost per lead than what the Company had been paying for off-line leads. Additionally, the Company is developing its product line for on-line learning, which it intends to provide on a subscription basis.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $25,000 at May 31, 2000 from $50,000 at February 29, 2000. The Company did not have any cash, other than restricted cash, at May 31, 2000.

         Net cash used in operations in the 2000 Period was $308,401 compared to $158,674 in the 1999 Period.

         Net cash used in investing activities in the 2000 Period was $26,143 compared to $3,232 in the 1999 Period.
         Net cash provided from financing activities in the 2000 Period was $375,500, compared to $283,295 in the 1999 Period.

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

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. As of June 9, 2000, the noteholders had converted all of the loans into 5,200,000 shares of Common Stock, including 1,600,000 shares of Common Stock issued in the fiscal quarter ended May 31, 2000.

         The Company has received advances aggregating $375,000, which bear interest at the rate of 10% per year, and are currently due and payable.

         At May 31, 2000, the Company maintained advances of $40,624 from Barry and Anne Reichman, who are directors and executive officers of the Company.

         In December, 1999 the Company entered into an agreement with Gaspra, Inc., a software development company, to develop a website and to convert a portion of its educational video product into on-line learning courses utilizing flash technology. The Company agreed to pay $130,000 for these services and issued 433,333 shares of Common Stock in satisfaction of $65,000 of this obligation in the fiscal quarter ended May 31, 2000. The Company has agreed to issue an additional 433,333 shares in satisfaction of the $65,000 balance, once the Company has determined that the project has been completed to its satisfaction.

         From November, 1999, to June, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of July 14, 2000, the Company had received instructions to convert $225,000 principal amount of the Series A Notes and $100,000 principal amount of Series B Notes, plus accrued interest, at a conversion price of $0.10 per share, into an aggregate of 3,258,611 shares of Common Stock. The Company recorded a non-cash interest expense of $357,908 in connection with the below-market conversion feature of these notes.

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

         In March, 2000, the Company issued 150,000 shares of Common Stock for public relations consultant for $21,000 for services rendered. The Company recognized an consulting expense of $10,500 during the fiscal quarter ended May 31, 2000.

         In March, 2000, the Company granted options to purchase up to 150,000 shares of Common Stock at an exercise price of $0.25 per share to a consultant. The Company recognized an consulting expense of $10,500 during the fiscal quarter ended May 31, 2000.

         As of July 14, 2000, the Company had judgments entered against it by certain of its vendors in the aggregate amount of approximately $70,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. Further, certain creditors of the Company have commenced various lawsuits asserting claims in the aggregate amount of approximately $235,000. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000. The Company also has reached agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $800,000. Of these settled amounts, approximately $765,000 is payable over a period of two
(2) years, and the other $35,000 is payable over a period between 6 to 18 months.

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

         The Company has received a report from its independent public accountants, which has been filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         c.       RECENT SALES OF UNREGISTERED SECURITIES.
                  ---------------------------------------

         From November, 1999, to June, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Class A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Class B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of July 14, 2000, the Company had received instructions to convert $225,000 principal amount of the Series A Notes and $100,000 principal amount of Series B Notes, plus accrued interest, at a conversion price of $0.10 per share, into an aggregate of 3,258,611 shares of Common Stock.

         In March, 2000, the Company issued 150,000 shares of Common Stock to a public relations consultant for $21,000 of services rendered.

         In March, 2000, the Company issued 52,000 shares of Common Stock to a consultant for $13,000 of services rendered.

         In March, 2000, the Company granted options to purchase up to 150,000 shares of Common Stock at an exercise price of $0.25 per share to a consultant.

         In December, 1999 the Company entered into an agreement with Gaspra, Inc., a software development company, to develop a website and to convert a portion of its educational video product into on-line learning courses utilizing flash technology. The Company agreed to pay $130,000 for these services and issued 433,333 shares of Common Stock in satisfaction of $65,000 of this obligation in the fiscal quarter ended May 31, 2000.

         In April, 2000, the Company issued 20,000 shares of Common Stock to a consultant for $7,000 of services rendered.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. As of June 9, 2000, the noteholders had converted all of the loans into 5,200,000 shares of Common Stock, including 1,600,000 shares of Common Stock issued in the fiscal quarter ended May 31, 2000.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBIT 27 - Financial Data Schedule.

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MULTI-MEDIA TUTORIAL SERVICES, INC.




Date:    July 17, 2000                    By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                             MAY 31, 2000 (UNAUDITED) AND FEB 29, 2000 (AUDITED)

--------------------------------------------------------------------------------


                                     ASSETS
                                                        MAY 31,     FEBRUARY 29,
                                                         2000           2000
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS
Accounts receivable                                  $    93,455    $    44,605
Inventories                                               84,678         88,102
Prepaid income taxes                                       3,453          3,453
Prepaid expenses                                          46,401        120,601
                                                     ------------   ------------

         Total current assets                            227,987        256,761

FURNITURE AND EQUIPMENT, net                             190,387        214,184
INTANGIBLE ASSETS, net                                   238,289        162,349
RESTRICTED CASH                                           25,000         50,000
OTHER ASSETS                                              21,681         21,681
                                                     ------------   ------------

                  TOTAL ASSETS                       $   703,344    $   704,975
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        MAY 31, 2000 (UNAUDITED) AND FEBRUARY 29, 2000 (AUDITED)

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        MAY 31,     FEBRUARY 29,
                                                         2000           2000
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)

CURRENT LIABILITIES
     Book overdraft                                  $     5,736    $    46,692
     Short-term notes payable                          1,568,176      1,580,176
     Convertible promissory notes                        963,190       662,500
     Capital lease obligations                           114,391        114,391
     Due to related party                                 40,624         83,224
     Accounts payable                                  1,284,844      1,282,047
     Accrued payroll and other expenses                  228,121        298,000
     Accrued interest                                    504,099        463,161
                                                     ------------   ------------

         Total current liabilities                     4,709,181      4,530,191

LONG-TERM TRADE PAYABLE                                  282,686        366,980
                                                     ------------   ------------

              Total liabilities                        4,991,867      4,897,171
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         10,938,676 shares issued and outstanding        109,388         86,835
     Common stock committed, $0.01 par value                             88,500
         Additional paid-in capital                   11,774,841     11,214,736
     Accumulated deficit                             (16,172,752)   (15,582,267)
                                                     ------------   ------------

              Total stockholders' deficit             (4,288,523)    (4,192,196)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   703,344    $   704,975
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED MAY 31,2000 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                              FOR THE THREE MONTHS ENDED MAY 31,

                                                         2000           1999
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

NET SALES                                            $   525,255    $   972,024

COST OF SALES                                             82,487        138,455
                                                     ------------   ------------

GROSS PROFIT                                             442,768        833,569
                                                     ------------   ------------
OPERATING EXPENSES
     Selling and marketing                               254,562        899,176
     General and administrative                          232,624        284,238
     Depreciation and amortization                        52,000         65,219
     Stock-based compensation                             36,250             --
                                                     ------------   ------------

         Total operating expenses                        575,436      1,248,633
                                                     ------------   ------------

LOSS FROM OPERATIONS                                    (132,668)      (415,064)
                                                     ------------   ------------

OTHER EXPENSE
     Non-cash interest charges                          (357,908)            --
     Interest expense                                    (99,909)       (42,200)
                                                     ------------   ------------

         Total other expense                            (457,817)       (42,200)
                                                     ------------   ------------

NET LOSS                                             $  (590,485)   $  (457,264)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.06)   $     (0.17)
                                                     ============   ============

DILUTED LOSS PER SHARE                               $     (0.06)   $     (0.17)
                                                     ============   ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                    9,866,075      2,743,646
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                 FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 29, 2000                     8,683,343    $     86,835    $     88,500    $ 11,214,736    $(15,582,267)   $ (4,192,196)
ISSUANCE OF COMMON STOCK FOR
  Conversion of notes payable             1,600,000          16,000                          84,000                         100,000
  Services                                  655,333           6,553         (88,500)         99,447                          17,500
CONVERSION FEATURE ON CONVERTIBLE DEBT                                                      357,908                         357,908
STOCK OPTIONS ISSUED FOR SERVICES                                                            18,750                          18,750
NET LOSS                                                                                                   (590,485)       (590,485)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, MAY 31, 2000 (UNAUDITED)    10,938,676    $    109,388    $         --    $ 11,774,841    $(16,172,752)   $ (4,288,523)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE THREE MONTHS ENDED MAY 31, 2000 AND
                                          FOR THETHREE MONTHS ENDED MAY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED MAY 31,

                                                                    2000            1999
                                                               -------------   -------------
                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $   (590,485)   $   (457,264)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                          52,000          65,219
              Below-market conversion feature of
                convertible debt                                    357,908              --
              Common stock issued for services                       17,500              --
              Stock options issued for services                      18,750              --
     (Increase) decrease in
         Restricted cash                                             25,000              --
         Accounts receivable                                        (48,850)         55,228
         Inventories                                                  3,424           2,000
         Prepaid expenses                                            (3,800)         (4,896)
         Increase (decrease) in
         Due to related party                                       (42,600)         12,524
         Accounts payable                                           (81,497)        168,515
         Accrued payroll and other expenses                         (69,879)             --
         Accrued interest                                            54,128              --
                                                               -------------   -------------

Net cash used in operating activities                              (308,401)       (158,674)
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                             (7,003)         (3,232)
     Increase in intangibles                                        (19,140)             --
                                                               -------------   -------------

Net cash used in investing activities                               (26,143)         (3,232)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                              --         (15,212)
     Proceeds from issuance of notes payable                        387,500         298,507
     Repayment of notes payable                                     (12,000)             --
                                                               -------------   -------------

Net cash provided by (used in) financing activities                 375,500         283,295
                                                               -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2000 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


                                                    FOR THE MONTHS ENDED MAY 31,

                                                         2000           1999
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

Net increase (decrease) in cash and cash
  equivalents                                        $    40,956    $   121,389

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT),
  BEGINNING OF YEAR                                      (46,692)      (118,277)
                                                     ------------   ------------
Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                        $    (5,736)   $     3,112
                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     INTEREST PAID                                   $    46,200    $     6,200
                                                     ============   ============

     INCOME TAXES PAID                               $     6,400    $        --
                                                     ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended May 31,2000, the Company converted $100,000 of notes payable into 1,600,000 shares of common stock.

During the three months ended May 31,2000, the Company issued 150,000 shares of common stock for $21,000 of consulting services. $10,500 of consulting services were rendered during the three months ended May 31,2000 and $10,500 of the consulting services were rendered in the prior year.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2000 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the three months ended May 31, 2000, the Company issued 433,333 shares of common stock for $65,000 of services.

During the three months ended May 31, 2000, the Company issued 52,000 shares of common stock for $13,000 services.

During the three months ended May 31, 2000, the Company issued 20,000 shares of common stock for $7,000 of consulting services.

During the three months ended May 31, 1999 the Company converted $201,000 of accounts payable into 670,000 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2000 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2000.

NET LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of commons shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 29, 2000 and February 28, 1999, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

COMPREHENSIVE INCOME

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in ay period presented.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2000 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY

During the first three months ended May 31, 2000, the Company converted $100,000 of short-term notes payable into 1,600,000 shares of common stock.

In addition, the Company issued 655,333 shares of common stock for consulting services valued at $106,000, of which $88,500 was committed and recorded as of February 29, 2000.

In March and May 2000, the Company issued $400,690 of short-term, secured convertible promissory notes. The notes bear interest at 10% per annum and are convertible into common stock at a price of (i) $0.50 or (ii) 50% of the average of the closing bid price for the five days immediately preceding the conversion. The notes cannot be converted at a price less than $0.10 per share. The shares are convertible at a price less than $0.10 per share. The shares are convertible at a par value of $0.01 of the Company's stock or at a par value of $0.001 of the common stock of TheTutorialChannel.com. Related to the issuance, the Company recognized the below-market conversion feature by recording non-cash interest expense of $357,908.

STOCK OPTIONS

The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company granted options for the period ended May 31, 2000.

In March 2000, the Company granted 150,000 options for consulting services valued at $10,500 at an exercise price of $0.25.

The Company granted 250,000 options in October 1999 for consulting services of which $8,250 was booked as of February 29, 2000 and $8,250 for the three months ended May 31, 2000 per the vesting period.

SUBSEQUENT EVENTS

Subsequent to May 31, 2000 the company converted $325,000 of its short term 10% unsecured promissory notes into 3,258,611 shares of its common stock.