Form 10QSB
period 2000-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2000-10-16
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended August 31, 2000
                                       OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of August 31, 2000 was 15,113,027 shares.

Transactional Small Business Disclosure Format (Check one): Yes ___ No _X_

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                          AUGUST 31, 2000 (UNAUDITED) AND FEB 29, 2000 (AUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                           AUGUST 31, 2000     FEBRUARY 29, 2000
                                          -----------------    -----------------
                                             (UNAUDITED)          (AUDITED)
CURRENT ASSETS
Accounts receivable                       $         33,443     $         44,605
Inventories                                         85,582               88,102
Prepaid income taxes                                 3,470                3,453
Prepaid expenses                                    52,861              120,601
                                          -----------------    -----------------

         Total current assets                      175,356              256,761

FURNITURE AND EQUIPMENT, NET                       234,801              214,184
INTANGIBLE ASSETS, NET                             150,280              162,349
RESTRICTED CASH                                     15,000               50,000
OTHER ASSETS                                        21,420               21,681
                                          -----------------    -----------------

                  TOTAL ASSETS            $        596,857     $        704,975
                                          =================    =================





   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                     AUGUST 31, 2000 (UNAUDITED) AND FEBRUARY 29, 2000 (AUDITED)

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           AUGUST 31, 2000     FEBRUARY 29, 2000
                                          -----------------    -----------------
                                             (UNAUDITED)           (AUDITED)

CURRENT LIABILITIES
     Book overdraft                       $         47,308     $         46,692
     Short-term notes payable                    1,430,676            1,580,176
     Convertible promissory notes                  736,190              662,500
     Capital lease obligations                     114,391              114,391
     Due to related party                           31,624               83,224
     Accounts payable                            1,378,604            1,282,047
     Accrued payroll and other expenses            257,598              298,000
     Accrued interest                              556,663              463,161
                                          -----------------    -----------------

         Total current liabilities               4,553,054            4,530,191

LONG-TERM TRADE PAYABLE                            163,820              366,980
                                          -----------------    -----------------


              Total liabilities                  4,716,874            4,897,171
                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par
         value 1,000,000 shares authorized
         no shares issued and outstanding                -                    -
     Preferred stock, Series B, $0.01 par
         value 50 shares authorized
         no shares issued and outstanding                -                    -
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         15,113,027 shares issued and
         outstanding                               151,131               86,835
     Common stock committed, $0.01 par value             -               88,500
         Additional paid-in capital             12,150,533           11,214,736
     Accumulated deficit                       (16,421,681)         (15,582,267)
                                          -----------------    -----------------

              Total stockholders' deficit       (4,120,017)          (4,192,196)
                                          -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $        596,857     $        704,975
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED AUGUST 31,2000 AND
                          FOR THE THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS ENDED AUGUST 31,

                                                  2000               1999
                                          -----------------    -----------------
                                              (UNAUDITED)         (UNAUDITED)

NET SALES                                 $        429,215     $        798,210

COST OF SALES                                       10,151               52,976
                                          -----------------    -----------------

GROSS PROFIT                                       419,064              745,234
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         260,656              398,048
     General and administrative                    267,461              331,116
     Depreciation and amortization                  54,786               64,963
                                          -----------------    -----------------

         Total operating expenses                  582,903              794,127
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (163,839)             (48,893)
                                          -----------------    -----------------

OTHER EXPENSE
     Non-cash interest charges                      (4,074)                   -
     Interest expense                              (81,016)             (36,000)
                                          -----------------    -----------------

         Total other expense                       (85,090)             (36,000)
                                          -----------------    -----------------

NET LOSS                                  $       (248,929)    $        (84,893)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.02)    $          (0.02)
                                          =================    =================
DILUTED LOSS PER SHARE                    $          (0.02)    $          (0.02)
                                          =================    =================

WEIGHTED  AVERAGE SHARES OUTSTANDING            13,410,487            4,451,805
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Six months Ended August 31,2000 and
                            For the Six Months Ended August 31, 1999 (unaudited)

--------------------------------------------------------------------------------

                                            FOR THE SIX MONTHS ENDED AUGUST 31,

                                                  2000               1999
                                          -----------------    -----------------
                                              (UNAUDITED)        (UNAUDITED)

NET SALES                                 $        954,470     $      1,770,234

COST OF SALES                                       92,638              191,431
                                          -----------------    -----------------

GROSS PROFIT                                       861,832            1,578,803
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         515,218            1,297,224
     General and administrative                    500,085              615,354
     Depreciation and amortization                 106,786              130,182
     Stock-based compensation                       36,250                    -
                                          -----------------    -----------------

         Total operating expenses                1,158,339            2,042,760
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (296,507)            (463,957)
                                          -----------------    -----------------

OTHER EXPENSE
Non-cash interest charges                         (361,982)                   -
Interest expense                                  (180,925)             (78,200)
                                          -----------------    -----------------
         Total other expense                      (542,907)             (78,200)
                                          -----------------    -----------------

NET LOSS                                  $       (839,414)    $       (542,157)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.07)    $          (0.15)
                                          =================    =================

DILUTED LOSS PER SHARE                    $          (0.07)    $          (0.15)
                                          =================    =================

WEIGHTED-AVERAGE SHARES OUTSTANDING             11,638,059            3,597,726
                                          =================    =================


   The accompanying notes are an integral part of these financial statements.


                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                      AND SUBSIDIARY
                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST, 31

                                                                                      2000               1999
                                                                                ----------------    ----------------
                                                                                  (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $      (839,414)    $      (542,157)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                             106,786             130,182
              Below-market conversion feature of convertible debt                       357,908                   -
              Common stock issued for interest                                            4,074                   -
              Common stock issued for services                                           17,500                   -
              Stock options issued for services                                          18,750                   -
     (Increase) decrease in
         Restricted cash                                                                 35,000                   -
         Accounts receivable                                                             11,162              39,820
         Inventories                                                                      2,520               5,134
         Prepaid expenses and other assets                                              (10,016)              6,351
     Increase (decrease) in
         Due to related party                                                           (51,600)             69,799
         Accounts payable                                                              (106,603)            156,219
         Accrued payroll and other expenses                                             (40,402)              3,513
         Accrued interest                                                               107,553              72,000
                                                                                ----------------    ----------------

Net cash used in operating activities                                                  (386,782)            (59,139)
                                                                                ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                                 (7,003)            (22,697)
     Increase in intangibles                                                            (30,331)                  -
                                                                                ----------------    ----------------
Net cash used in investing activities                                                   (37,334)            (22,697)
                                                                                ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of notes payable                                            437,500             202,526
     Repayment of notes payable                                                         (14,000)                  -
                                                                                ----------------    ----------------
Net cash provided by (used in) financing activities                                     423,500             202,526
                                                                                ----------------    ----------------

                    The accompanying notes are an integral part of these financial statements.


                                                                                                      AND SUBSIDIARY
                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         FOR THE SIX MONTHS ENDED AUGUST 31,2000 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                      2000               1999
                                                                                ----------------    ----------------
                                                                                   (UNAUDITED)        (UNAUDITED)

Net increase (decrease) in cash and cash equivalents                            $          (616)    $       120,690

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                               (46,692)           (118,277)
                                                                                ----------------    ----------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                                   $       (47,308)    $         2,413
                                                                                ================    ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $        73,791     $         6,200
                                                                                ================    ================

     INCOME TAXES PAID                                                          $         6,400     $         4,661
                                                                                ================    ================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended August 31,2000, the Company converted $512,500 of notes payable and $861 of accrued interest into 5,733,611 shares of common stock.

During the six months ended August 31,2000, the Company issued 150,000 shares of common stock for $21,000 of consulting services. $10,500 of consulting services were rendered during the six months ended August 31,2000 and $10,500 of the consulting services were rendered in the prior year.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED AUGUST 31,2000 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED) During the six months ended August 31, 2000, the Company issued 433,333 shares of common stock for $65,000 of services.

During the six months ended August 31,2000, the Company issued 52,000 shares of common stock for $13,000 services.

During the six months ended August 31,2000, the Company issued 20,000 shares of common stock for $7,000 of consulting services.

During the six months ended August 31, 2000, the Company issued 40,740 shares of common stock for $4,074 of interest.

During the six months ended August 31, 1999 the Company converted $201,000 of accounts payable into 670,000 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2000.

GOING CONCERN ISSUES

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the first six months ended August 31, 2000, the Company converted $512,500 of short-term notes payable and $861 of accrued interest payable into 5,733,611 shares of common stock.

In addition, the Company issued 655,333 shares of common stock for consulting services valued at $106,000, of which $88,500 was committed and recorded as of February 29, 2000.

In March, May and July 2000, the Company issued $450,690 of short-term, secured convertible promissory notes. The notes bear interest at 10% per annum and are convertible into common stock at a price of (i) $0.50 or (ii) 50% of the average of the closing bid price for the five days immediately preceding the conversion. The notes cannot be converted at a price less than $0.10 per share. The shares are convertible at a price less than $0.10 per share. The shares are convertible at a par value of $0.01 of the Company's stock or at a par value of $0.001 of the common stock of TheTutorialChannel.com. Related to the issuance, the Company recognized the below-market conversion feature by recording non-cash interest expense of $357,908.

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

The Company granted 250,000 options in October 1999 for consulting services of which $8,250 was booked as of February 29, 2000 and $8,250 for the six months ended August 31, 2000 per the vesting period.

FACTOR AGREEMENT

During the three months ended August 31,2000 the Company factored and financed $204,000 of sales. Pursuant to the factoring agreement the Company sells without recourse its trade receivables of specific telemarketing accounts. The factor advances the Company funds before the due date of the trade receivables. The factored sales and advances bear interest at 8 1/2% of the sale. For the three months ended August 31, 2000 the Company incurred $17,315 of charges.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


SUBSEQUENT EVENTS

Subsequent to August 31, 2000 the company issued 1,000,000 shares of common stock and 1,000,000 warrants at an exercise price of $.025 for $100,000. Additionally, the company converted $28,000 of accounts payable into 280,000 shares of common stock.

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

         RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED AUGUST 31, 2000 AND 1999. Net sales for the three (3) months ended August 31, 2000 (the "2000 Period") were $429,215 compared to $798,210 in the three (3) months ended August 31, 1999 (the "1999 Period").

         Gross profit was $419,064 in the 2000 Period compared to $745,234 in the 1999 Period. Net sales and related gross profit decreased in the 2000 Period from the 1999 Period due to a reduction in advertising in the 2000 Period. This reduction was a result of an increase in advertising prices, which caused the advertising to cease to be cost effective.

         Selling and marketing expenses were $260,656 in the 2000 Period compared to $398,048 for the 1999 Period. Selling and marketing expenses were significantly reduced as the Company eliminated advertising, which had become inefficient.

         General and administrative expenses were $267,461 in the 2000 Period compared to $331,116 in the 1999 Period. Included in General and Administrative expenses were legal and accounting fees of approximately $66,000 in connection with the preparation of the company's financial statements and approximately $48,000 for consulting fees in connection with the launch of the Tutorial Channel.com, Inc., a wholly owned subsidiary of the Company. General and administrative expenses were reduced in the fiscal quarter ended August 31, 2000, as the Company reduced its overhead personnel by consolidating its operations under a leaner management team.

         Depreciation and amortization decreased to $54,786 in the 2000 Period from $64,963 in the 1999 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense was $81,016 in the 2000 Period compared to $36,000 in the 1999 Period. The Company also had non-cash interest charges of $4,074 in the 2000 Period related t the issuance of stock for interest expense. Of the $81,016 of interest expense in the 2000 Period, $14,350 related to a cash payment related to the financing of the convertible promissory notes.

         Net loss was $248,929 in the 2000 Period compared to $84,893 in the 1999 Period. Loss from operations was $163,839 in the 2000 Period compared to $48,893 in the 1999 Period. The non-recurring interest charges constituted $14,350 of the net losses in the 2000 Period. Loss from operations before depreciation and amortization was $109,053 for the 2000 period and income before depreciation and amortization was $16,070 for the 1999 period.

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

         RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED AUGUST 31, 2000 AND 1999. Net sales for the six (6) months ended August 31, 2000 (the "2000 Period") were $954,470 compared to $1,770,234 in the six (6) months ended August 31, 1999 (the "1999 Period").

         Gross profit was $861,832 in the 2000 Period compared to $1,578,803 in the 1999 Period. Net sales and related gross profit decreased in the 2000 Period from the 1999 Period due to a reduction in advertising in the 2000 Period. This reduction was a result of an increase in advertising prices, which caused the advertising to cease to be cost effective.

         Selling and marketing expenses were $515,218 in the 2000 Period compared to $1,297,224 for the 1999 Period. Selling and marketing expenses were significantly reduced as the Company eliminated advertising, which had become inefficient.

         General and administrative expenses were $500,085 in the 2000 Period compared to $615,354 in the 1999 Period. General and administrative expenses were reduced in the six (6) months ended August 31, 2000, as the Company reduced its overhead personnel by consolidating its operations under a leaner management team.

         Interest expense was $180,925 in the 2000 Period compared to $78,200 in the 1999 Period. The Company also had non-cash interest charges of $361,982 in the 2000 Period related to the below-market conversion features of certain convertible promissory notes issued by the Company from November, 1999 through July , 2000 and issuance of stock for interest expense. Of the $180,925 of interest expense in the 2000 Period, $60,550 related to a cash payment related to the financing of the convertible promissory notes.

         Depreciation and amortization decreased to $106,786 in the 2000 Period from $130,182 in the 1999 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Stock based compensation increased from $36,250 in the 2000 Period from none in the 1999 Period.

         Net loss was $839,414 in the 2000 Period compared to $542,157 in the 1999 Period. Loss from operations was $296,507 in the 2000 Period compared to $463,957 in the 1999 Period. The non-recurring interest charges constituted $422,532 of the net losses in the 2000 Period. Loss from operations before depreciation and amortization was $189,721 and $333,775 for the six (6) months ended August 31, 2000 and August 31, 1999, respectively.

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

         Management also took steps to transition its educational sales from off-line advertising to an internet model. The Company developed a fully functioning e-commerce site, 1800USAMATH.COM, and has developed an advertising strategy designed to procure leads from other educational and family related sites at a lower cost per lead than what the Company had been paying for off-line leads. Specifically, the Company has engaged Hot Socket, Inc. to develop an internet marketing campaign which is designed to test varying promotions, pricing strategies and website designs. The Company plans to utilize the results to fashion its internet marketing strategy. Additionally, the Company is developing its product line for on-line learning, which it intends to provide on a subscription basis.

         The Company is pursuing joint alliances in relationship to its internet marketing. As an example, the Company has entered into an agreement on June 6, 2000 with 1st Webbank Direct, a division of Sovereign Bank, whereby the Company's Math Made Easy product line will be offered to 1st Webbank Direct customers as a promotion and visitors to the Math Made Easy website will be offered 1st Webbank Direct banking services. The Company has agreed to sell its educational tapes to 1st Webbank Direct for the 1st Webbank Direct promotion and agreed upon a receiving a royalty arrangement with 1st Webbank Direct based upon customers referred to it by Math Made Easy.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $15,000 at August 31, 2000 from $50,000 at February 29, 2000. The Company did not have any cash, other than restricted cash, at August 31, 2000.

         Net cash used in operations in the six (6) months ended August 31, 2000 was $386,782 compared to $59,139 in the six (6) months ended August 31, 1999.

         Net cash used in investing activities in the six (6) months ended August 31, 2000 was $37,334 compared to $22,697 in the six (6) months ended August 31, 1999.

         Net cash provided from financing activities in the six (6) months ended August 31, 2000 was $423,500, compared to $202,526 in the six (6) months ended August 31, 1999.

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

         At August 31, 2000, the Company maintained advances of $31,624 from Barry and Anne Reichman, who are directors and executive officers of the Company.

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

         From November, 1999, to July, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of August 31, 2000, the Company converted $312,500 principal amount of the Series A Notes and $100,000 principal amount of Series B Notes, plus accrued interest, at a conversion price of $0.10 per share, into an aggregate of 4,133,611 shares of Common Stock. The Company recorded a non-cash interest expense of $357,908 in connection with the below-market conversion feature of these notes.

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


         In August, 2000, the Company issued 40,740 shares of Common Stock to a consultant in consideration of an interest payment of $4,074.

         In September, 2000, the Company issued 1,000,000 shares of Common Stock to an existing stockholder of the Company in consideration of $100,000. The shares have certain piggyback registration rights.

         In September, 2000, the Company issued 280,000 shares of Common Stock in consideration of the conversion of $28,000 in payables to a vendor.

         As of October, 2000, the Company had judgments entered against it by certain of its vendors in the aggregate amount of approximately $60,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. Further, certain creditors of the Company have commenced various lawsuits asserting claims in the aggregate amount of approximately $235,000. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000. The Company also has reached agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $760,000. Of these settled amounts, approximately $740,000 is payable over a period of two
(2) years, and the other $25,000 is payable over a period between 6 to 18 months.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         c. Recent Sales of Unregistered Securities.
            ----------------------------------------

         From November, 1999, to July, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Class A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Class B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of August 31, 2000, the Company converted $312,500 principal amount of the Series A Notes and $100,000 principal amount of Series B Notes, plus accrued interest, at a conversion price of $0.10 per share, into an aggregate of 4,133,611 shares of Common Stock.

         In August, 2000, the Company issued 40,740 shares of Common Stock to a consultant in consideration of an interest payment of $4,074.

         In September, 2000, the Company issued 1,000,000 shares of Common Stock to an existing stockholder of the Company in consideration of $100,000. The shares have certain piggyback registration rights.

         In September, 2000, the Company issued 280,000 shares of Common Stock in consideration of the conversion of $28,000 in payables to a vendor.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBIT 27 - Financial Data Schedule.

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MULTI-MEDIA TUTORIAL SERVICES, INC.




Date:    October 16, 2000                  By: /s/ Barry Reichman
                                               -------------------------------
                                                    Barry Reichman
                                                    Chief Executive Officer and
                                                    Chief Financial Officer