Form 10QSB
period 2000-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2001-01-22
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended November 30, 2000
                                       OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of November 30, 2000 was 16,449,017 shares.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 2000 (UNAUDITED) AND FEB 29, 2000 (AUDITED)
================================================================================

                                     ASSETS

                                                    NOVEMBER 30,    FEBRUARY 29,
                                                       2000             2000
                                                     ---------       ---------
                                                    (UNAUDITED)      (AUDITED)
CURRENT ASSETS
Accounts receivable                                  $ 73,273        $ 44,605
Inventories                                            83,561          88,102
Prepaid income taxes                                    3,470           3,453
Prepaid expenses                                       73,105         120,601
                                                     ---------       ---------

         Total current assets                         233,409         256,761

FURNITURE AND EQUIPMENT, net                          198,869         214,184
INTANGIBLE ASSETS, net                                132,030         162,349
RESTRICTED CASH                                        15,000          50,000
OTHER ASSETS                                           21,420          21,681
                                                     ---------       ---------

                  TOTAL ASSETS                       $600,728        $704,975
                                                     =========       =========


   The accompanying notes are an integral part of these financial statements.


                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                     AND SUBSIDIARY
                                                         CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 2000 (UNAUDITED) AND FEBRUARY 29, 2000 (AUDITED)
===================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      NOVEMBER 30,     FEBRUARY 29,
                                                         2000              2000
                                                     -------------    -------------
                                                      (UNAUDITED)       (AUDITED)
CURRENT LIABILITIES
     Book overdraft                                  $     59,871     $     46,692
     Short-term notes payable                           1,430,676        1,580,176
     Convertible promissory notes                         736,190          662,500
     Capital lease obligations                            114,391          114,391
     Due to related party                                  12,624           83,224
     Accounts payable                                   1,420,808        1,282,047
     Accrued payroll and other expenses                   313,458          298,000
     Accrued interest                                     606,318          463,161
                                                     -------------    -------------

         Total current liabilities                      4,694,336        4,530,191

LONG-TERM TRADE PAYABLE                                    59,154          366,980
                                                     -------------    -------------


              Total liabilities                         4,753,490        4,897,171
                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                       -                -
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                       -                -
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         16,449,017 shares issued and outstanding         164,491           86,835
     Common stock committed, $0.01 par value                    -           88,500
         Additional paid-in capital                    12,270,772       11,214,736
     Accumulated deficit                              (16,588,025)     (15,582,267)
                                                     -------------    -------------

              Total stockholders' deficit              (4,152,762)      (4,192,196)
                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    600,728     $    704,975
                                                     =============    =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED NOVEMBER 30,2000 AND
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
================================================================================

                                         FOR THE THREE MONTHS ENDED NOVEMBER 30,


                                                     2000               1999
                                                 -------------     -------------
                                                  (UNAUDITED)       (UNAUDITED)

NET SALES                                        $    567,493      $    660,952

COST OF SALES                                          11,121            23,029
                                                 -------------     -------------

GROSS PROFIT                                          556,372           637,923
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                            323,580           364,440
     General and administrative                       236,507           157,117
     Depreciation and amortization                     53,857            64,684
      Stock-based compensation                         13,000                --
                                                 -------------     -------------

     Total operating expenses                         626,944           586,241
                                                 -------------     -------------

LOSS FROM OPERATIONS                                  (70,572)           51,682
                                                 -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                          5,599                 -
     Interest expense                                  90,173            40,000
                                                 -------------     -------------

         Total other expense                           95,772            40,000
                                                 -------------     -------------

NET INCOME (LOSS)                                $   (166,344)     $     11,682
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.01)     $         --
                                                 =============     =============
DILUTED LOSS PER SHARE                           $      (0.01)     $         --
                                                 =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                16,282,873         4,451,805
                                                 =============     =============


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED NOVEMBER 30,2000 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
================================================================================

                                          FOR THE NINE MONTHS ENDED NOVEMBER 30,


                                                    2000                1999
                                                -------------      -------------
                                                 (UNAUDITED)        (UNAUDITED)

NET SALES                                       $  1,521,963       $  2,431,186

COST OF SALES                                        103,759            214,460
                                                -------------      -------------

GROSS PROFIT                                       1,418,204          2,216,726
                                                -------------      -------------

OPERATING EXPENSES
     Selling and marketing                           838,798          1,661,664
     General and administrative                      736,592            772,471
     Depreciation and amortization                   160,643            194,866
     Stock-based compensation                         49,250                 --
                                                -------------      -------------

         Total operating expenses                  1,785,283          2,629,001
                                                -------------      -------------

LOSS FROM OPERATIONS                                (367,079)          (412,275)
                                                -------------      -------------

OTHER EXPENSE
Non-cash interest charges                            367,581                 --
Interest expense                                     271,098            118,200
                                                -------------      -------------

         Total other expense                         638,679            118,200
                                                -------------      -------------

NET LOSS                                        $ (1,005,758)      $   (530,475)
                                                =============      =============

BASIC LOSS PER SHARE                            $      (0.08)      $      (0.14)
                                                =============      =============


DILUTED LOSS PER SHARE                          $      (0.08)      $      (0.14)
                                                =============      =============

WEIGHTED-AVERAGE SHARES OUTSTANDING               13,175,218          3,880,348
                                                =============      =============


   The accompanying notes are an integral part of these financial statements.

                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                   AND SUBSIDIARY
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
=================================================================================================
                                                           FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                        2000            1999
                                                                     ------------    ------------
                                                                     (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(1,005,758)    $  (530,475)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                              160,643         194,866
              Below-market conversion feature of convertible debt        357,908              --
              Common stock issued for interest                             9,673              --
              Common stock issued for services                            17,500              --
              Stock options issued for services                           18,750              --
     (Increase) decrease in
         Restricted cash                                                  35,000              --
         Accounts receivable                                             (28,668)        149,677
         Inventories                                                       4,541           4,801
         Prepaid expenses and other assets                               (17,260)        (23,948)
     Increase (decrease) in
         Due to related party                                            (70,600)        124,840
         Accounts payable                                               (141,065)        (94,338)
         Accrued payroll and other expenses                               15,458         (28,964)
         Accrued interest                                                157,208         108,000
                                                                     ------------    ------------

Net cash used in operating activities                                   (486,670)        (95,541)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                 (16,728)        (39,200)
     Increase in intangibles                                             (33,281)             --
                                                                     ------------    ------------
Net cash used in investing activities                                    (50,009)        (39,200)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of stock                                     100,000              --
     Proceeds from issuance of notes payable                             437,500         255,575
     Repayment of notes payable                                          (14,000)             --
                                                                     ------------    ------------
Net cash provided by (used in) financing activities                      523,500         255,575
                                                                     ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                   AND SUBSIDIARY
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
=================================================================================================
                                                           FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                        2000            1999
                                                                     ------------    ------------
                                                                     (UNAUDITED)     (UNAUDITED)

Net increase (decrease) in cash and cash equivalents                 $   (13,179)    $   120,834

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                (46,692)       (118,277)
                                                                     ------------    ------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                        $   (59,871)    $     2,557
                                                                     ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                   $   114,309     $    10,200
                                                                     ============    ============

     INCOME TAXES PAID                                               $     6,400     $     4,661
                                                                     ============    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended November 30, 2000, the Company converted $512,500 of notes payable and $861 of accrued interest into 5,733,611 shares of common stock.

During the nine months ended November 30, 2000, the Company issued 150,000 shares of common stock for $21,000 of consulting services. $10,500 of consulting services were rendered during the nine months ended November 30, 2000 and $10,500 of the consulting services were rendered in the prior year.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the nine months ended November 30, 2000, the Company issued 433,333 shares of common stock for $65,000 of services.

During the nine months ended November 30, 2000, the Company issued 52,000 shares of common stock for $13,000 services.

During the nine months ended November 30,2000, the Company issued 20,000 shares of common stock for $7,000 of consulting services.

During the nine months ended November 30, 2000, the Company issued 96,730 shares of common stock for $9,673 of interest.

During the nine months ended November 30, 2000, the company converted $28,000 of accounts payable into 280,000 shares of common stock.

During the nine months ended November 30, 1999 the Company converted $201,000 of accounts payable into 670,000 shares of common stock.





   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
================================================================================

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended February 28, 2001. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2000.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 1999 (UNAUDITED)
================================================================================


STOCKHOLDER'S EQUITY

During the first nine months ended November 30, 2000, the Company converted $512,500 of short-term notes payable and $861 of accrued interest payable into 5,733,611 shares of common stock.

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

The Company granted 250,000 options in October 1999 for consulting services of which $8,250 was booked as of February 29, 2000 and $8,250 for the nine months ended November 30, 2000 per the vesting period.

FACTOR AGREEMENT

During the nine months ended November 30,2000 the Company factored and financed $483,950 of sales. Pursuant to the factoring agreement the Company sells without recourse its trade receivables of specific telemarketing accounts. The factor advances the Company funds before the due date of the trade receivables. The factored sales and advances bear interest at 8 1/2% of the sale. For the nine months ended November 30, 2000 the Company incurred $41,332 of charges.

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

         RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED NOVEMBER 30, 2000 AND 1999. Net sales for the three (3) months ended November 30, 2000 (the "2000 Period") were $567,493 compared to $660,952 in the three (3) months ended November 30, 1999 (the "1999 Period"). The drop in sales was a consequence of the company's decrease in advertising at the end of the second quarter, 1999 which had ceased to be cost effective. In the third quarter of 1999, the company was still receiving extensive sales calls generated from prior periods' advertising.

         Gross profit was $556,372 in the 2000 Period compared to $637,923 in the 1999 Period. The decrease in gross profit was a consequence of a drop in net sales due to a decrease in advertising.

         Selling and marketing expenses were $323,580 in the 2000 Period compared to $364,440 for the 1999 Period.

         General and administrative expenses were $236,507 in the 2000 Period compared to $157,117 in the 1999 Period. Included in General and Administrative expenses was 13,000 for consulting fees in connection with the launch of the Tutorial Channel.com, Inc., a wholly owned subsidiary of the Company. In addition, the Company added a new C.O.O., Mr. Hershel Waldner, to spearhead its efforts to improve management of current and future business.

         Depreciation and amortization decreased to $53,857 in the 2000 Period from $64,684 in the 1999 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense was $90,173 in the 2000 Period compared to $40,000 in the 1999 Period. The Company also had non-cash interest charges of $5,599 in the 2000 Period related to the issuance of stock for interest expense. Of the $90,173 of interest expense in the 2000 Period, $14,600 related to a cash payment related to the financing of the additional stock.

         Net loss was $166,344 in the 2000 Period compared to a net gain of $11,682 in the 1999 Period. Loss from operations was $70,572 in the 2000 Period compared to a gain of $51,682 in the 1999 Period. The non-recurring interest charges constituted $14,600 of the net losses in the 2000 Period. Loss from operations before depreciation and amortization was $16,715 for the 2000 period and income before depreciation and amortization was $116,366 for the 1999 period.

         During the first half of fiscal year ended February 29, 2000, the Company was still actively purchasing significant quantities of advertising time on national radio. Due to the influx of dot com advertisers, the inventory available was limited to unfavorable air times and rates for such advertising increased. This resulted in a deterioration in the advertising performance.

         Beginning in the second half of fiscal year ended February 29, 2000, management reduced the Company's advertising on national radio and restricted its purchasing to those areas of advertising, which were still available on favorable terms. The Company also took steps to diversify its revenue base, which included a greater share of revenue from teleservicing.

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

         RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED NOVEMBER 30, 2000 AND 1999. Net sales for the nine (9) months ended November 30, 2000 (the "2000 Period") were $1,521,963 compared to $2,431,186 in the nine (9) months ended November 30, 1999 (the "1999 Period").

         Gross profit was $1,418,204 in the 2000 Period compared to $2,216,726 in the 1999 Period. Net sales and related gross profit decreased in the 2000 Period from the 1999 Period due to a reduction in advertising in the 2000 Period. This reduction was a result of an increase in advertising prices, which caused the advertising to cease to be cost effective.

         Selling and marketing expenses were $838,798 in the 2000 Period compared to $1,661,664 for the 1999 Period. Selling and marketing expenses were significantly reduced as the Company substantially eliminated advertising, which had become inefficient.

         General and administrative expenses were $736,592 in the 2000 Period compared to $772,471 in the 1999 Period.

         Depreciation and amortization decreased to $160,643 in the 2000 Period from $194,866 in the 1999 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Interest expense was $271,098 in the 2000 Period compared to $118,200 in the 1999 Period. The Company also had non-cash interest charges of $367,581 in the 2000 Period related to the below-market conversion features of certain convertible promissory notes issued by the Company from November, 1999 through July , 2000 and issuance of stock for interest expense. Of the $271,098 of interest expense in the 2000 Period, $75,150 related to a cash payment related to the financing of the convertible promissory notes.

         Stock based compensation increased to $49,250 in the 2000 Period from none in the 1999 Period.

         Net loss was $1,005,758 in the 2000 Period compared to $530,475 in the 1999 Period. Loss from operations was $367,079 in the 2000 Period compared to $412,275 in the 1999 Period. The non-recurring interest charges constituted $442,731 of the net losses in the 2000 Period. Loss from operations before depreciation and amortization was $206,436 and $217,409 for the nine (9) months ended November 30, 2000 and November 30, 1999, respectively.

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

         Multimedia Tutorial Services, Inc. (OTCBB: MMTS) was founded in 1987 and went public in 1995 to position the company to market its tutorials nationwide directly to parents and students. Prior to that its programs were sold primarily to schools and libraries where their instructional materials had been well-received by teachers and educators. Multimedia's key strengths lie in two distinct, but complementary areas, the development and marketing of educational products that are designed as self-paced tutorial programs; and the delivery of customer service and sales support through its telemarketing operation. Targeting the e-commerce sector and other direct marketers, Multimedia also delivers inbound and outbound telemarketing services to such as IDT Corporation, Net2Phone Corporation, Viatel and Windmere Corporation.

         As retail businesses continues to change the way they interact with consumers, there is a growing corporate demand for telemarketing services to support new marketing efforts driven by direct response programs. The growing transformation of consumer sales from brick and mortar enterprises only, to web supported sales and customer service has created an urgent need for retailers to provide personalized attention in the online transaction. Over 90% of consumers would prefer to have human interaction in their contact with the web site and a large number leave the company website before buying. There are, as well, many high ticket and sophisticated products that do not lend themselves to the automated web format. Telesales professionals hooked up directly to the internet have started to evolve as the solution to this growing demand. With an 8 year background of telemarketing sales and customer service, Multimedia continues to expand its tele-servicing business. In its many years of selling Math Made Easy programs, the tele-servicing division has consistently achieved superior results.

         With respect to the education side of Multimedia's business, the socio/economic situation would appear to augur well for tutorial products. Mathematics continues to be the number one education problem facing millions of parents. Recently two-thirds of the students in New York City failed the standardized math tests. This is but one example. Private tutors and learning centers are simply too expensive for most families or are not available in many areas. Unlike reading, the majority of parents do not have the skills or perhaps the patience to help their children with math. Multimedia's TutorialChannel and remedial learning products offer a solution for millions of parents who want their kids to do better in math. Mandatory testing is now required in many states for graduation and to move from grade to grade. Accordingly, if parents want their children to get a higher education and have a future, math performance is no longer optional.

         Multimedia has been successful in establishing a number of marketing joint ventures, which could build sales by dramatically increasing the exposure of its products. For example the revenue potential of certain alliances, such as those with CatalogCity.com, SightSound.Com and 1st Webbank Direct may be significant. Of course there can be no assurance that this would be the case.

         The company has made a significant marketing relationship with SightSound.Com. This enables the company's Math Made Easy customers to directly download its video products via the technology developed by SightSound.Com with their own computers. Math Made Easy will be featured on CatalogCity.com, one of the leading retail sites on the Web, reporting approximately 9,000,000 impressions per month. Multimedia joins ranks with successful marketers like Hammacher Schlemmer and The Sharper Image in potentially reaching 750,000 unique visitors each month with additional exposure on Yahoo, Exite, and Lycos, CatalogCity's mall partners. CatalogCity enjoys a relatively high purchase order of $90 and reaches the right demographic for Multimedia's tutorial programs.

         On August 17,2000 Multimedia announced that it has entered into a co-marketing agreement with 1st Webbank Direct (1st Web), the virtual banking division of Sovereign Bank (Nasdaq: SVRN). Sovereign is a pro forma $35 billion financial institution, with 600 plus branches and one thousand plus ATM units, throughout the Northeastern United States.

         As part of the marketing partnership, 1st Web will offer select prospective customers a premium option to receive a complete set of Math Made Easy or Reading Made Easy tutorials. Multimedia will receive a payment from 1st Web for each set of videos or CD's given to 1st Web's customers who qualify for the premium.

         In addition, Multimedia has entered into an alliance with Abacus, a division of DoubleClick, one of the world's major providers of marketing solutions. Abacus Direct is a leading source of predictive buying data, offering direct marketing companies, like Multimedia, new and innovative ways to broaden their customer bases and to more effectively target promotions. Abacus manages the nations largest proprietary database of consumer buying behavior. This database reaches virtually every direct buying household in the United States, including 70 million households with over one billion transactions recorded.

         Multimedia has also entered into a partnership with HotSocket, a leading online direct marketing company which will create for the company a direct marketing campaign for 2001.

         In order to increase online sales and reduce customer acquisition costs, Multimedia, has incorporated !heycenter technology from !hey inc which will enable Multimedia customers and prospects to receive immediate answers to questions online by clicking a live help button (door bell) on its website, which initiates direct text chat with a Multimedia Educational Sales Consultant. By incorporating live text chat into MathMadeEasy.com, visitors with a dial-up connection to the Internet can receive sales assistance without interrupting their visit to our site by needing to make a phone call.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash Decreased to $15,000 at November 30, 2000 from $50,000 at February 29, 2000. The Company did not have any cash, other than restricted cash, at November 30, 2000.

         Net cash used in operations in the nine (9) months ended November 30, 2000 was $486,670 compared to $95,541 in the nine (9) months ended November 30, 1999.

         Net cash used in investing activities in the nine (9) months ended November 30, 2000 was $50,009 compared to $39,200 in the nine (9) months ended November 30, 1999.

         Net cash provided from financing activities in the nine (9) months ended November 30, 2000 was $523,500, compared to $255,575 in the nine(9) months ended November 30, 1999.

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

         At November 30, 2000, the Company maintained advances of $12,624 from Barry and Anne Reichman, who are directors and executive officers of the Company.

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

         As of October, 2000, the Company had judgments entered against it by certain of its vendors in the aggregate amount of approximately $40,000. The Company has reached agreements or is in the course of negotiating agreements with these vendors to make scheduled payments on these obligations. The Company has made a settlement with one of its creditors that had begun litigation. It has settled a $235,000 claim for $190,000 with a 29 month payout schedule commencing January, 2001. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor seeking damages in the sum of $500,000. The Company also has reached agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $740,000.

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


                                           MULTI-MEDIA TUTORIAL SERVICES, INC.




Date: January 19, 2001                     By: /s/ Barry Reichman
                                               -------------------------------
                                               Barry Reichman
                                               Chief Executive Officer and
                                               Chief Financial Officer