Form 10KSB
period 2001-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2001-07-23
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2001

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2001 were $2,072,811.

The number of shares outstanding of the issuer's Common Stock as of July 16, 2001 was 16,567,287 shares. The aggregate market value of the Common Stock (16,315,893) held by non-affiliates, based on the approximate average of the bid and asked prices ($.03) of the Common Stock as of July 16, 2001 was $489,477.

Transactional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

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

         The Company offers customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. This portion of the business represented 73% of the Company's revenues for the fiscal year ended February 28, 2001. See "Customized Telemarketing Services."

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

         The Company is currently developing a model by which it is acquiring visits to its internet site. The Company is buying a leading position in many search categories relating to math tutorials on the goto.com search engine. The Company has concluded an agreement with Princeton Review to be featured on their website as well as to be a supplier of educational tutorials for their homeroom.com K-12 internet division. The Company has introduced Webified telemarketing, whereby visitors to the site have the option to be directly connected to the Company's call center and be advised as to the appropriate program by its educational consultants. The Company has also acquired the rights to distribute SAT CD Rom programs and plans to acquire other products for the key standardized tests.

         The Company has formed a wholly-owned subsidiary, The Tutorial Channel.com, to be an amalgamation of various on-line educational services, which will use a subscription model to create revenues. The Tutorial Channel is expected to offer on-line interactive programs that will provide an electronic tutor at a substantial savings to the student as compared to traditional tutoring. The Company may also offer supplemental "real person" on-line tutoring to augment its electronic services. The Company expects to launch student and parent chat rooms and make available counseling services for both parents and students. The Company requires between $2,000,000 and $5,000,000 to fully develop these plans. There can be no assurance that the Company will receive such financing.

THE PRODUCTS

         The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" videotapes and ancillary material for direct sale to consumers via direct marketing through national and local TV and radio advertising. See "Sales Marketing & Distribution"

CURRENT PRODUCTS

         MATH MADE EASY(TM). The Company offers over 100 mathematics videotapes in the Math Made Easy(TM) series. The series, which was developed and produced by the Company, is geared to students ranging from pre-school to college and adult education. Topics covered by the series include number concepts, basic arithmetic, fractions, decimals, percents, word problems, fundamentals of pre-algebra, algebra, logic, geometry, statistics and probability, pre-calculus and calculus, trigonometry and advanced calculus. This product line is marketed by the Company through television and radio advertising with specific "800MATH telephone numbers directed to its telemarketing staff and is also sold directly to schools. The average math consumer order consists of a set of five educational videotapes at a price of $200. Sets of five video tapes are sold to schools at a price of $250, and $9.95 per each additional workbook The Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include videotapes, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and distributed through the Company's direct marketing division. The average reading consumer order consists of five videotapes at a price of $159.

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

PRODUCT DEVELOPMENT

         The Company produces many of its own math videotape products and supplemental workbooks by commissioning a curriculum from the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator and headwriter In the production of many of its programs. The Company's educational writers are independent contractors retained on a project-by-project basis. Total cost of a videotape production is approximately $10,000 to $15,000.

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

CUSTOMIZED TELEMARKETING SERVICES

         The Company has also begun to expand its telemarketing services by offering customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. For example, the Company has handled telephone inquiries from potential customers of Windmere Corp. who respond to the infomercial or 60 second advertisement for Windmere's "Littermaid(TM)" product.It also presently services Net2phone, a leading company in the development of internet telephony.The Company's telemarketing has ranged from data base cleaning to sales and marketing and customer service. Among its clients have been Fortune 500 companies and internet related and telecommunications companies. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. The Company's telemarketing staff is trained and experienced in converting an individual who is inquiring about an advertised product to a customer who will purchase the product. This expertise, of converting a "call to inquire" into a sale, was developed as a result of specialized training of telemarketers to sell the Math Made Easy(TM) product.

THETUTORIALCHANNEL.COM

         The Company has formed a wholly-owned subsidiary, The Tutorial Channel.com, to be an amalgamation of various on-line educational services, which will use a subscription model to create revenues. The Tutorial Channel is expected to offer on-line interactive programs that will provide an electronic tutor at a substantial savings to the student as compared to traditional tutoring. The Company may also offer supplemental "real person" on-line tutoring to augment its electronic services. The Company expects to launch student and parent chat rooms and make available counseling services for both parents and students. The Company requires between $2,000,000 and $5,000,000 to fully develop these plans. There can be no assurance that the Company will receive such financing.

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

         The Company's Math Made Easy website lies at the intersection of the consumer market for educational and developmental products for children, and the increasing acceptance of Internet-based commerce. Traditional retailers of educational products, including mass market retailers, typically lack a focus on education, do not evaluate the products they offer and may not understand the development needs of individual children.

         In addition, these retailers often have a narrow product selection due to physical space limitations, have high facilities and staffing costs, offer limited service, and lack merchandising flexibility and shopping convenience. Because of the limitations of the traditional retail distribution channel, the Internet has the potential to become a key resource utilizes by parents to pick from a broad range of educational products and services to meet their children's needs.

         Education has boomed as a for-profit industry in the past few years for the following reasons:

         o The 1990's and especially the last 12 months saw one report after another decrying the condition of public education.

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

         EDUCATION AND THE INTERNET. As a result of a number of societal trends, including constraints on school budgets and the increasing use of standardized tests, many parents are taking a more active role in their children's education. In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly purchasing educational books, toys and games, and software over the internet.

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

          In summary, the next five years should prove to be a major watershed era in which parents reassert their partnership role in proactively seeking out resources to boost their children's educational performance. The Company's management vision is to develop a broad array of focused tutorial program offered by sale and subscription over the internet and to be identified as the premier source in this category.

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

         In the fiscal year ended February 28, 2001, consumer videotape sales and school videotape sales constituted approximately 85%, and 15% of total educational sales, respectively. For the fiscal year ended February 29, 2000, consumer videotape sales and school videotape sales constituted approximately 85% and 15% of total educational sales, respectively.

         CUSTOMIZED TELEMARKETING SERVICES. In 1996, the WEFA Group conducted a study for the Direct Marketing Association the total sales generated by telephone marketing was estimated to be $244 billion. The Company believes that many companies across the nation are interested in outsourcing their customer service, sales staff and help desk hotlines. Outsourcing of these specialized tasks to non-employees has become common in today's business world. The Company has offered its telemarketing services to clients, for services including data base cleaning to sales and marketing and customer services. In the fiscal year ended February 28, 2001, customized telemarketing sales constituted approximately 73% of total sales. For the fiscal year ended February 29, 2000, customized telemarketing sales constituted approximately 60% of total sales.

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

ADVERTISING

         The economic climate in which advertising inventory, which had been scarce in the hey day of the dot com frenzy has now returned to levels not seen in several years, resulting in a plethora of advertising opportunities for the Company and its products. The Company has been able to buy select advertising on a "per inquiry" basis as well as on a "per order' basis. The Company will continue to look for additional opportunities as well as engage in selective buying of direct response advertisement where the cost per thousand compares favorably to the Company's past "paid for" rates. The Company is currently discussing with several new advertising agencies plans to relaunch a significant campaign on behalf of its Math Made Easy products for Fall 2001,subject to the availability of additional financing or joint venture partners for such a campaign.

         The Company is currently developing a model by which it is acquiring visits to its internet site. The Company is buying a leading position in many search categories relating to math tutorials on the goto.com search engine. The Company has concluded an agreement with Princeton Review to be featured on their web site as well as to be a supplier of educational tutorials for their homeroom.com K-12 internet division. The Company has introduce webified telemarketing whereby visitors to the site have the option to be directly connected to the Company's call center and be advised as to the appropriate program by its educational consultants.

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

EMPLOYEES

         As of July 12, 2001, the Company had 57 employees, of whom 3 were executive officers, 47 were engaged in sales, and 7 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.

HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $ $1,172,500 and $1,492,686 for the fiscal years ended February 28, 2001 and 2000. As of February 28, 2001, the Company had a working capital deficit of $4,610,886 and an accumulated deficit of $16,754,767. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2001, the Company had outstanding investor loans and advances aggregating $2,191,866 of which a certain amount may be converted into equity. $761,190 of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized telemarketing operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 9,050,060 shares of Common Stock at exercise or conversion prices ranging from $.05 to $.25 per share. The Company currently has outstanding 16,567,287 shares of Common Stock and as of July 16, 2000, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.025 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

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

         The Company plans to augment its radio and television advertisement with internet affiliations and banners on educationally related sites. The Company will also develop its pay per click advertising on goto.com and other search engines. This strategy will require the availability of cost effective advertising rates on the internet and sufficient funds to pay for such advertising, and there can be no assurance that this will materialize. Failure of the Company's products to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

           The Company typically experiences returns of 15-20% which is standard for the industry.

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

DISPUTE WITH ATT

         The Company is currently in a dispute with ATT regarding the amount of the outstanding charges for telephone services. The Company's defenses to ATT's claims include, but are not limited to, the Company's assertion that ATT billed the Company for numbers belonging to other parties and for special features and services, which the Company had requested to be disconnected, and that ATT failed to make available to the Company discount plans customarily available to users with comparable volume. There can be no assurances as to the resolution of this dispute or whether ATT will take legal action against the Company.

INFLUENCES OF THE ECONOMY

         The current softening of the economy may have an adverse impact on the Company's current clients and their ability to provide the Company with steady sources of revenue. The economic climate, if it continues to worsen, may, as well, hinder the Company's recruiting efforts for new telemarketing accounts and may diminish the performance of the Company's own advertising campaign on behalf of its own Math Made Easy(TM) products.

LIMITED PRODUCT LINE

         In the fiscal year ended February 28, 2001, most of sales were from the Math Made Easy(TM) product line. Although the Company is continually seeking to introduce additional product lines there can be no assurance that these new product lines will generate significant sales. In the event that the popularity of the Math Made Easy(TM) product line decreases or faces increased competition, the Company's sales would be adversely affected and if not replaced by substantially increased sales from other products, the Company could be forced to cease operations.

CREDIT CARD FRAUD

         Credit card fraud perpetrated by disreputable telemarketing operations have increased the reluctance of the consumers to make use of their credit cards by telephone. This may adversely affect the Company's ability to secure credit card orders

TURNOVER RATE

         Recruiting, training and retaining qualified telemarketers is essential for the Company. There is a high turnover rate among telemarketers as a result of the frustration of the telemarketing process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of telemarketers is a lengthy process, which involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of telemarketers for its level of advertisements and the number of clients it is servicing. Too many advertisements may overwhelm the telemarketers while too few advertisements may lead to a drop in the commissions, which will cause the telemarketers to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its telemarketers. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of telemarketers.

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

         The telemarketing industry is intensely competitive and the Company's principal competition in its primary markets comes from large and small telemarketing companies including Apac Teleservices, Inc., Sykes Enterprises, Incorporated, ICT Group, Inc., Precision Response Corporation, Teletech Teleservices, West Telemarketing, Iti Marketing Services, Inc., Matrixx Marketing, Inc., West Teleservices Corporation and Dial America. There has also been, over the last several years, a new entry of competition from overseas call centers, particularly from the Far East. In countries such as India, where the primary language is English, call centers have been sprouting which offer their services at greatly discounted pricing because of the substantially lower wage base which prevails there. The Company believes, however, that because of the Company's emphasis of providing high quality sales performance, clients that need these specialized sales services are willing to pay a premium.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 28, 2001 and February 29, 2000, the Company had federal net operating loss carryforwards of approximately $10,483,672 and $9,688,000, respectively, portions of which expire yearly through 2014 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

         The Company leases an approximately 4,700 square foot facility at 205 Kings Highway, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rentals of $8,661.92 subject to annual increases, is scheduled to expire in June, 2001, with an option to extend through June, 2003. The Company also leases a 20,000 square foot warehouse located at 201 Kings Highway in Brooklyn, New York, which calls for a monthly rent of $1,300.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29 month payout schedule. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim for lack of maintaining the service contract against the vendor seeking damages in the sum of $500,000. The Company is also being sued by a vendor for $149,000. The Company has reached an agreement with this vendor to settle this dispute with a schedule of payments. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $700,000 and has made schedules of payments. The Company's ongoing revenues are not sufficient to enable the Company to fully comply with these payment schedules. The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. These extensions have been in the form of verbal agreements on a week by week basis with no assurance that any of these creditors will not, at some point in the future, declare the Company in default of these obligations. The Company has, from time to time, obtained additional funding from investors which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $100,000. The Company has made payment arrangement with the New York State Deparment of Taxation and with the New York State Department of Labor.

         The Company is currently in a dispute with ATT regarding the amount of the outstanding charges for telephone services. ATT asserts that there is a few hundred thousand dollars currently due and payable, but the Company believes that that the amount due and payable is significantly less than $100,000. The Company's defenses to ATT's claims include, but are not limited to, the Company's assertion that ATT billed the Company for numbers belonging to other parties and for special features and services, which the Company had requested to be disconnected, and that ATT failed to make available to the Company discount plans customarily available to users with comparable volume. The Company had entered into discussions with ATT to resolve this dispute but those discussions have broken off. There can be no assurances as to the resolution of this dispute or whether ATT will not take legal action against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are listed for trading on the NASD Electronic Bulletin Board under the symbols MMTS and MMTSW, respectively.

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2000 and 2001 and the initial quarter of the fiscal year ending February 28, 2002, and further reflects the period preceding and following May 24, 1999, the date on which the Company effected a one-for-ten reverse split of the issued and outstanding Common stock. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

COMMON STOCK

                                                Bid Prices                      Asked Prices
                                                ----------                      ------------
                                           High            Low              High             Low
                                           ----            ---              ----             ---
Year Ended February 29, 2000

March 1-May 24                             0.11            0.05             0.15             0.06
May 25-May 28                              0.60            0.60             0.96875          0.75
2nd Quarter                                0.60            0.09375          0.75             0.125
3rd Quarter                                0.46875         0.10             0.53125          0.12
4th Quarter                                0.375           0.25             0.53125          0.3125

Year Ending February 28, 2001

1st Quarter                                0.75            0.625            0.96875          0.9375
2nd Quarter                                0.16            0.625            0.28125          0.9
3rd Quarter                                0.09            0.04             0.10             0.55
4th Quarter                                0.10            0.02             0.11             0.25

Year Ending February 29, 2001

1st Quarter                                0.065           0.03             0.08             0.04

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on July 16, 2001, were approximately $.025 and $.035, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

         In 1996, the Company issued an aggregate amount of $1,000,000 principal amount of convertible promissory notes. $750,000 of principal of these loans remain outstanding and are currently due and payable. With respect to the assignment of $600,000 of these notes by the original noteholders to certain other persons, the Company issued 546,672 shares of Common Stock during the fiscal year ended February 29, 2000, and recognized interest charges of $142,135, as of February 29, 2000.

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

         From November, 1999, to July, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% per annum, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Class A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Class B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. From July, 2000 through September, 2000 $573,361.10 of these notes were converted into 5,733,611 shares of common stock at $.10 per share.

         In March, 2000, the Company issued 150,000 shares of Common Stock to a public relations consultant for $21,000 of services rendered. The Company recognized a consulting expense of $10,500 during the fiscal year ended February 29, 2000.

         In March, 2000, the Company issued 52,000 shares of Common Stock to consultant for $13,000 of services rendered.

         During the year ended February 28, 2001 the Company converted certain vendor obligations valued at $28,000 into 280,000 shares of common stock.

         During the year ended February 28, 2001, 433,333 shares of common stock were issued in satisfaction of $65,000 of services in relation to the Gaspra agreement.

         In September, 2000, the Company received $100,000 for which it issued 1,000,000 common shares and 1,000,000 warrants exercisable at $.25 per share.

         In May, 2001, the Company isuued 110,000 shares of common stock for $3300 of financing costs.

         In July, 2001, the Company isuued 405,457 common shares in satisfaction of $16,046 of consulting services.

         In January, 2001, the Company received $25,000 cash and issued 125,000 shares and 125,000 warrants exercisable at $.25 per share and a debenture in the amount of $25,000.

         In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman in cancellation of $30,000 of certain obligations.

         In addition to the various issuances of securities referenced above in this Report, the Company issued options to purchase 3,525,000 shares of Common Stock at exercise prices ranging from $.06 to $.25 to various employees and consultants of the Company during the fiscal year ended February 28, 2001 .

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND 2000. Net sales for the fiscal year ended February 28, 2001 (the "2001 Period") were $2,072,811 compared to $2,731,880 in the fiscal year ended February 29, 2000 (the "2000 Period").

         Gross profit was $1,963,632 in the 2001 Period compared to $2,458,273 in the 2000 period. Net sales and related gross profit decreased due to a reduction in advertising. This reduction was a result of an increase in advertising prices, which caused the advertising to cease to be cost effective.

         Selling and marketing expenses were $1,170,837 in the 2001 Period compared to $1,448,156 for the 2000 Period. Selling and marketing expenses were significantly reduced as the Company eliminated advertising, which had become inefficient.

         General and administrative expenses were $965,624 in the 2001 Period compared to $1,320,843 in the 2000 Period. General and administrative expenses were reduced in the fiscal year ended February 28, 2001, as the Company reduced its overhead personnel by consolidating its operations under a leaner management team.

         Interest expense was $733,457 in the 2001 Period compared to $765,131 in the 1999 Period. $608,980 of the interest expense attributable to losses reported during the fiscal year ended February 29, 2001 resulted from non-recurring, non-cash interest charges related to securities issued by the Company in connection with certain debt.

         Net Loss from operations before depreciation, amortization, interest expense, non-cash charges and a one time charge for settlement of lease obligation of $140,000 was $82,079 in the 2001 compared to $471,378 in the 2000 period.

         Net loss from operations was $1,172,500 in the 2001 Period compared to $1,492,686 in the 2000 Period. The non-recurring, non-cash interest charges constituted $376,828 of the losses in the 2001 Period. Losses before non-recurring, non-cash interest charges, and depreciation and amortization were $578,708 and $627,529 for the fiscal years ended February 28, 2001 and February 28, 2000, respectively. The Company also had to add a one time charge of $140,000 against its earnings as a result of its settlement of a legal dispute with the EIS Corporation for the Company's default on its lease obligations. In view of the fact that the Company was able to negotiate a partial reduction of the EIS claim, as well as work out an extended 29 month payment schedule, the Company agreed to have its lease terminated and make a final settlement.

         Beginning in the second half of fiscal year ended February 29, 2000 and continuing through February 28, 2001, management continued to reduce the Company's dependency on such advertising and restricted its purchasing to those areas of advertising, which were still available on favorable terms. The Company also took steps to diversify its revenue base, which included a greater share of revenue from teleservicing. However, the Company experienced net losses in both 2000 and 2001.

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

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $10,000 at February 28, 2001 from $50,000 at February 29, 2000. The Company did not have any cash, other than restricted cash, at February 28, 2001.

         Net cash used in operations in the 2001 Period was $515,360 compared to $499,665 in the 2000 Period.

         Net cash used in investing activities in the 2001 Period was $50,890 compared to $46,462 in the 2000 Period.

         Net cash provided from financing activities in the 2001 Period was $548,500, compared to net cash used in financing activities of $617,712 in the 2000 Period.

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

         At February 29, 2000, the Company maintained advances of $83,224 from Barry and Anne Reichman, who are directors and executive officers of the Company. The advances were paid in the year ended February 28, 2001. In December, 1999, the Company issued 230,769 shares of Common Stock toAnne Reichman (on a post-split basis) in cancellation of $30,000 of these obligations.

         In December, 1999 the Company entered into a consulting agreement with a software consulting firm. The consultants were to develop a web site and a cd Rom program. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay all fees with stock. The Company has issued 433,333 shares of common stock. The web site is operational but the CD Rom is not as yet completed. The Company is negotiating with the vendor as to the number of shares that will be issued upon completion of the package.

         In May, 1999, the Company issued 670,000 shares of Common Stock in satisfaction of an obligation of $201,000 to its former counsel, Oscar Folger, for services rendered.

         In December, 1999, the Company issued 250,000 shares of Common Stock, as a finance charge of $60,000 for a bridge financing.

         From November, 1999, to July, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. From July, 2000 through September, 2000, $573,336.10 of these shares were converted into 5,733,611 shares of common stock at $.10 per share.

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

         During the year ended February 28, 2001 the Company converted certain vendor obligations valued at $28,000 into 280,000 shares of common stock.

         During the year ended February 28, 2001, 433,333 shares of common stock were issued in satisfaction of $65,000 of services in relation to the Gaspra agreement.

         In September, 2000, the Company received $100,000 for which it issued 1,000,000 common shares and 1,000,000 warrants exercisable at $.25 per share.

         In May, 2001, the Company isuued 110,000 shares of common stock for $3300 of financing costs.

         In July, 2001, the Company isuued 405,457 common shares in satisfaction of $16,046 of consulting services.

         In January, 2001, the Company received $25,000 cash and issued 125,000 shares and 125,000 warrants exercisable at $.25 per share and a debenture in the amount of $25,000.

         In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman in cancellation of $30,000 of certain obligations.

         The Company has made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29 month payout schedule. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim for lack of maintaining the service contrac against the vendor seeking damages in the sum of $500,000. The Company is also being sued by a vendor for $149,000. The Company has reached an agreement with this vendor to settle this dispute with a schedule of payments.

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $700,000 and has made schedules of payments. The Company's ongoing revenues are not sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. These extentions have been in the form of agreements on a week by week basis with no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The Company has, from time to time, obtained additional funding from investors which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $100,000. The Company has made payment arrangement with the New York State Deparment of Taxation and with the New York State Department of Labor.

         The Company is currently in a dispute with ATT regarding the amount of the outstanding charges for telephone services. ATT asserts that there is a few hundred thousand dollars currently due and payable, but the Company believes that that the amount due and payable is significantly less than $100,000. The Company's defenses to ATT's claims include, but are not limited to, the Company's assertion that ATT billed the Company for numbers belonging to other parties and for special features and services, which the Company had requested to be disconnected, and that ATT failed to make available to the Company discount plans customarily available to users with comparable volume. The Company had entered into discussions with ATT to resolve this dispute but those discussions have broken off. There can be no assurances as to the resolution of this dispute or whether ATT will not take legal action against the Company.

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In September, 2000 the Company received $100,000 in funding and issued 1,000,00 shares of common stock and 1,000,000 warrants. In January 2001, the Company received $25,000 in funding and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

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

         The financial statements are included herein commencing on page F-1.

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

         c. On June 15, 2001, the Company terminated its relationship with Singer, lewak, Greenbaum and Goldstein ("SLGG"), as principal independent accountants for the Company.

         In connection with the audits for the two (2) most recent fiscal years ended February 28, 2000 and 1999 and the subsequent interim periods through June 15, 2000, there were no disagreements between SLGG and the Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SLGG would have caused SLGG to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement.

         Except for a qualification with respect to the ability of the Company to continue as a going concern stated in the opinion of SLGG, dated as of May 20, 2000, the audit reports of SLGG on the consolidated financial statements of the Company, as of and for the fiscal years ended February 28, 2000 and 1999, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles

         d. As of June 15, 2001, The Company engaged Don Fuchs, CPA , as the Company's principal independent accountant. Prior to engaging Don Fuchs, neither the Company nor someone on its behalf consulted SLGG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company, as of July 16, 2001, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               50            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                47            Secretary and Director

 Irving Bader                 61            Director

 Hershel Waldner              50            Chief Operating Officer

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

         HERSHEL WALDNER was appointed as Chief Operating Officer in January, 2000. Mr. Waldner's duties include spearheading the Company's restructured internet based business operations and developing the Company's teleservicing operations. From 1980 until January, 2000, he served as management consultant and contract negotiator for a large New York corporation known as Systems Services of America, Inc. Mr. Waldner holds an MBA from the New York Institute of Technology and licenses in Nursing Home Administration from both the New York and New Jersey Department of Health.

AUDIT COMMITTEE

         The Board has designated an Audit Committee consisting of Messrs. Bader. There were no meetings held for this committee during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended February 28, 2001, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 28, 2001 and February 29, 2000:

-----------------------------------------------------------------------------------------------------------------
                 ANNUAL COMPENSATION                        LONG TERM COMPENSATION

                                             Awards                                                  Payouts
-----------------------------------------------------------------------------------------------------------------
                                                          Restricted     Securities
Name and                                   Other annual     Stock        Underlying      LTIP        All other
Principal                                  Compensation    Award(s)     Options/ SARs   Payouts    Compensation
Position        Year    Salary     Bonus        ($)          ($)             (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------

Barry
Reichman        2001    $100,000   -0-         -0-          -0-          2,000,000        -             -

Barry           2000    $100,000   -0-         -0-          -0-          1,000,000        -             -
Reichman(1)

----------
(1)      Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

         OPTIONS/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended February 28, 2001:

                                                                         Potential Realizable
                                                                         Value at Assumed
                                                                         Annual Rate of
                                                                         Stock Price Appreciation
                    Individuals Grants                                   For Option Term (1)
-------------------------------------------------------------------------------------------------
(a)                (b)          (c)             (d)             (e)           (f)        (g)
                   Number of    % of
                   Securities   Total
                   Underlying   Options/
                   Options/     SARs            Exercise
                   SARs         Granted to      Or Base
                   Granted      Employees       Price           Expiration
Name               (#)          In Fiscal Year  ($/Share) (1)   Date (1)      5% ($)     10% ($)
-------------------------------------------------------------------------------------------------
Barry Reichman      2,000,000   63%             0.06            12/2/10       $97,185    $210,113


----------

         (1) This chart assumes a market price of $0.07 for the Common Stock, the approximate closing market price for the Company's Common Stock in the over the counter market, as of February 28, 2001 as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 16, 2001, as adjusted for the one-for-ten reverse split, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 205 Kings Highway, Brooklyn, New York, 11223.

Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    4,501,361                   21.62

Anne Reichman (1)                     4,501,361                   21.62

Irving Bader (2)                        175,000                       *

Custer Company, Inc. (3)              1,685,556                   10.17

Josh B. Scheinfeld
  and Steve G. Martin (4)             3,368,611                   19.04

Jacob Wizman (5)                      2,720,556                   15.60

Paul and Elizabeth Guez (6)           2,500,000                   15.09

All officers and directors
  as a group (4 persons)(7)           4,826,361                   22.29

----------

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

*        Less than 1%.

(1) Mr. and Mrs. Reichman are husband and wife, and are officers and directors of the Company. Includes options to purchase up to 3,224,967 shares granted to Mr. Reichman, options to purchase up to 1,025,000 shares granted to Mrs. Reichman, 230,769 shares owned by Mrs. Reichman, and 20,625 shares owned by Mr. Reichman.

(2) Mr. Bader is a director of the Company. Includes options to purchase up to 25,000 shares.

(3) The address for Custer Company, Inc. is 10911 Petal Street, Dallas Texas 75238.

(4) The address for Josh Scheinfeld and Steve Martin is 222 Merchandise Mart Plaza Suite 9-112 Chicago, IL 60654. Includes warrants to purchase 1,125,000 shares of common stock.

(5) The address for Mr. Wizman is 211 South Beverly Drive, Suite 108, Beverly Hills, California 90210. Includes promissory notes convertible into up to 875,000 shares of Common Stock.

(6) The address for Mr. and Mrs. Guez is 6205 Busch Drive, Malibu, California 90265.

(7)      See Footnotes 1 and 2 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At February 29, 2000, the Company maintained advances of $83,224 from Barry and Anne Reichman, who are directors and executive officers of the Company. These advances were paid in the year ended February 28, 2001. In December, 1999, the Company issued 230,769 shares of Common Stock to Anne Reichman in cancellation of $30,000 of these obligations. In connection with the conversion, the Company recognized financing charges of approximately $35,000.

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

                                    EXHIBITS

3.1      Certificate of Incorporation, as amended (1)
3.2      By-Laws (1)
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company (1)
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate (1)
10.1     Form of 1995 Stock Option Plan (1)
10.2     Employment Agreement between Registrant and Barry Reichman
16.1     Letter  re change in certifying accountant (2)
16.2     Letter re change in certifying accountant

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-88494) effective April 13, 1995.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MULTI MEDIA TUTORIAL SERVICES, INC.


Dated: July 23, 2001             By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of July 18, 2001 by the following persons on behalf of Registrant and in the capacities indicated.


                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director


                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


                                                                        Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1 - F-2

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-3 - F-4

     Consolidated Statements of Operations                               F-5

     Consolidated Statements of Stockholders' Deficit                    F-6

     Consolidated Statements of Cash Flows                            F-7 - F-9

     Notes to Consolidated Financial Statements                      F-10 - F-21

                                    Don Fuchs
                           CERTIFIED PUBLIC ACCOUNTANT
                                 1040 E 22nd St
                               Brooklyn, NY 11210



INDEPENDENT AUDITOR'S REPORT


Board of Directors
Multimedia Tutorial Services, Inc


I have audited the accompanying consolidated balance sheet of Multimedia Tutorial Services, Inc. and Subsidiary as of February 28, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of Multimedia Tutorial Services, Inc. at February 29, 2000 was audited by Singer Lewak Greenbaum & Goldstein LLP whose report dated May 20, 2000, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Multimedia Tutorial Services, Inc. and Subsidiary as of February 28, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $1,172,500, had accumulated deficit of $16,754,767 and had negative cash flows from operations of $515,360 during the year ended February 28, 2001. In addition, the Company is currently in default on various obligations. These factors, among others, as discussed in Note 2 to the financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Don Fuchs, CPA

Brooklyn, New York
July 12, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholder
Multi-Media Tutorial Services, Inc. and subsidiary


We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Multi-Media Tutorial Services, Inc. and subsidiary for the year ended February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flow of Multi-Media Tutorial Services, Inc. and subsidiary for the year ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses, which as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 20, 2000

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


                                     ASSETS

CURRENT ASSETS
     Accounts receivable                                           $     45,867
     Inventories                                                         82,599
     Prepaid income taxes                                                 3,470
     Prepaid expenses                                                    70,101
     Due from related party                                               1,426
                                                                   -------------

         Total current assets                                           203,463

FURNITURE AND EQUIPMENT, net                                            100,384
INTANGIBLE ASSETS, net                                                  175,075
RESTRICTED CASH                                                          10,000
OTHER ASSETS                                                             21,420
                                                                   -------------

                  TOTAL ASSETS                                     $    510,342
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Book overdraft                                                $     64,442
     Short-term notes payable                                         1,430,676
     Convertible promissory notes                                       761,190
     Capital lease obligation                                           180,000
     Accounts payable                                                 1,393,356
     Accrued payroll and other expenses                                 328,486
     Accrued interest                                                   656,199
                                                                   -------------
          Total liabilities                                        $  4,814,349
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                     -
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                     -
     Common stock, $0.01 par value
         20,000,000 shares authorized
         16,457,287 shares issued and outstanding                  $    164,574
     Common stock committed, $0.01 par value
         209,195 shares                                                  25,920
     Additional paid-in capital                                      12,260,266
     Accumulated deficit                                            (16,754,767)
                                                                   -------------

          Total stockholders' deficit                                (4,304,007)
                                                                   -------------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    510,342
                                                                   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------


                                                     2001              2000
                                                -------------     -------------

NET SALES                                       $  2,072,811      $  2,731,880

COST OF SALES                                        109,179           273,607
                                                -------------     -------------

GROSS PROFIT                                       1,963,632         2,458,273
                                                -------------     -------------

OPERATING EXPENSES
     Selling and marketing                         1,170,837         1,448,156
     General and administrative                      965,624         1,320,843
     Depreciation and amortization                   216,964           256,177
     Stock-based compensation                         49,250           160,652
                                                -------------     -------------

         Total operating expenses                  2,402,675         3,185,828
                                                -------------     -------------

LOSS FROM OPERATIONS                                (439,043)         (727,555)
                                                -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                      (376,828)         (608,980)
     Interest expense                               (356,629)         (156,151)
                                                -------------     -------------

         Total other expense                        (733,457)         (765,131)
                                                -------------     -------------

NET LOSS                                        $ (1,172,500)       (1,492,686)
                                                =============     =============

BASIC LOSS PER SHARE                            $      (0.08)     $      (0.30)
                                                =============     =============

DILUTED LOSS PER SHARE                          $      (0.08)     $      (0.30)
                                                =============     =============

WEIGHTED-AVERAGE SHARES OUTSTANDING               13,994,354         5,042,019
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

                                                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                              AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                               FOR THE YEARS ENDED FEBRUARY,

----------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock          Common      Additional
                                            ------------------------     Stock       Paid-In      Accumulated
                                               Shares       Amount     Committed     Capital        Deficit         Total
                                            -----------  -----------  -----------  ------------  -------------  ------------
BALANCE, FEBRUARY 28, 1999                   2,743,646   $   27,437            -   $10,112,002   $(14,089,581)  $(3,950,142)

Issuance of Common Stock for
     Conversion of accounts payable            670,000        6,700                    194,300                      201,000
     Conversion of notes payable             4,011,487       40,115                    209,885                      250,000
     Conversion of stockholder advances        230,769        2,308                     27,692                       30,000
     Services                                  230,769        2,308                     27,692                       30,000
     Extension of notes payable                250,000        2,500                     57,500                       60,000
     Interest charges on extension of debt     546,672        5,467                    136,668                      142,135
Common Stock Committed for Services                                       88,500                                     88,500
Interest Charges On Below-market Conversion
     of Stockholder Advances                                                            34,846                       34,846
Conversion Feature On Convertible Debt                                                 291,647                      291,647
Stock Options Issued for Services                                                       42,152                       42,152
Options Issued for Extension of Bridge Notes                                            80,352                       80,352
Net Loss                                                                                           (1,492,686)   (1,492,686)
                                            -----------  -----------  -----------  ------------  -------------  ------------
BALANCE, FEBRUARY 29, 2000                   8,683,343   $   86,835   $   88,500   $11,214,736   $(15,582,267)  $(4,192,196)

Issuance of Common Stock for
      Prior year shares committed              560,333        5,603      (88,500)       82,897
      Conversion of accounts payable           280,000        2,800                     25,200                       28,000
      Conversion of Notes Payable            5,733,611       57,336                    456,025                      513,361
      Services                                  75,000          750                      9,750                       10,500
      Proceeds from sale of shares           1,125,000       11,250                     95,000                      106,250
Common stock committed for
      Services                                                             7,000
      Interest Expense                                                    18,920
Conversion Feature on Convertible Debt                                                 357,908                      357,908
Stock Options issued for services                                                       18,750                       18,750
Net Loss                                                                                           (1,172,500)   (1,172,500)
                                            -----------  -----------  -----------  ------------  -------------  ------------
BALANCE, FEBRUARY 28, 2001                  16,457,287      $164,574  $   25,920   $12,260,266   $ 16,754,767   $(4,304,007)
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

                                                        MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                             AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              FOR THE YEARS ENDED FEBRUARY,

-------------------------------------------------------------------------------------------

                                                                    2001           2000
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(1,172,500)   $(1,492,686)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                 216,964        256,177
      Interest relating to beneficial conversion of
        stockholder advances                                              -         34,846
      Interest charges on bridge notes                                    -        142,135
      Below-market conversion feature of convertible debt           357,908        291,647
      Common stock issued for services                               10,500         30,000
      Common stock committed for services                            25,920         88,500
      Stock options issued for services                              18,750         42,152
      Stock issued on conversion of bridge notes                          -         60,000
      Stock options issued for extension on debt                          -         80,352
      Stock options issued in connection with financing costs         6,250              -
  (Increase) decrease in
      Restricted cash                                                40,000         30,000
      Accounts receivable                                            (1,262)       172,978
      Inventories                                                     5,503              -
      Prepaid income taxes                                              (17)        (1,104)
      Prepaid expenses                                              (14,500)       (85,923)
      Other assets                                                      261          3,541
  Increase (decrease) in
      Due to related party                                          (84,650)        67,074
      Accounts payable                                             (162,062)      (295,041)
      Accrued payroll and other expenses                             30,486         10,106
      Accrued interest                                              207,089        143,581
Deferred revenue                                                          -        (78,000)
                                                                ------------   ------------

Net cash used in operating activities                              (515,360)      (499,665)
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                               (14,580)       (45,462)
  Increase in intangibles                                           (36,310)        (1,000)
                                                                ------------   ------------

Net cash used in investing activities                               (50,890)       (46,462)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                  -        (14,464)
  Proceeds from issuance of stock and debentures                    100,000              -
  Proceeds from issuance of notes payable                           462,500        917,150
  Repayment of notes payable                                        (14,000)      (284,974)
                                                                ------------   ------------

Net cash provided by financing activities                           548,500        617,712
                                                                ------------   ------------

         The accompanying notes are an integral part of these financial statements.

                                                            MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE YEARS ENDED FEBRUARY,

-----------------------------------------------------------------------------------------------

                                                                       2001            2000
                                                                  -------------   -------------
Net increase (decrease) in cash and cash equivalents              $    (17,750)   $     71,585

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF YEAR          (46,692)       (118,277)
                                                                  -------------   -------------

BOOK OVERDRAFT, END OF YEAR                                       $    (64,442)   $    (46,692)
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $      9,339    $     12,553
                                                                  =============   =============

     INCOME TAXES PAID                                            $      4,561    $      4,661
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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended February 28, 2001, the Company committed to issue 209,125 shares of common stock for $25,920 of consulting services rendered

During the year ended February 28, 2001, the Company issued 75,000 shares of common stock for $10,500 of consulting services.

During the year ended February 28, 2001 the Company converted $28,000 of accounts Payable into 280,000 shares of common stock.

During the year ended February 28, 2001 the Company converted notes carried on the books at $513,361 into 5,733,611 shares of common stock.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc., a Delaware corporation, is engaged in the production and sales of educational videocassettes through its wholly-owned subsidiary, Video Tutorial Services, Inc. (collectively, the "Company"). The Company also provides telemarketing and webified telemarketing to third party customers through its Multi-Media Telemarketing Services division. The Company sells its educational products and services on the Internet on the Company's website, TheTutorialChannel.Com.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $1,172,500 and $1,492,686 during the years ended February 28, 2001 and February 29, 2000, respectively. In addition, the Company had an accumulated deficit of $16,754,767 and a working capital deficit of $4,610,886 as of February 28 2001. Further, the Company is currently in default on its capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also addressing improved collection of customer accounts and the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

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

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $38,094 and $431,924 during the years ended February 28, 2001 and February 29, 2000, respectively.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 28, 2001, there were no uninsured portions.

         Net Loss per Share
         ------------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2001 and February 29, 2000, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 28, 2001 consisted of the following:

            Furniture and fixtures                                 $     55,565
            Office equipment                                             19,338
            Computer equipment and software                             846,602
            Leasehold improvements                                      113,960
                                                                   -------------

                                                                      1,035,465
            Less accumulated depreciation and amortization              935,081
                                                                   -------------

                     TOTAL                                         $    100,384
                                                                   =============

         Depreciation and amortization expense was $216,964 and $166,120 for the years ended February 28, 2001 and February 29, 2000, respectively.


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 28, 2001 consisted of the following:

             Master video production costs                         $  1,143,505
                  Web Site Development Costs                             68,030
                                                                   -------------
                                                                      1,211,535

             Less accumulated amortization                            1,036,460
                                                                   -------------

                      TOTAL                                        $    175,075
                                                                   =============

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 5 - SHORT-TERM NOTES PAYABLE

         At February 28, 2001, the Company maintained short term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued September and October 1996 with a six month original maturity. The maturity dates were subsequently extended and the notes are currently due and payable. Related to the extension of the due dates on these notes, the Company issued 546,672 shares of common stock to the debtholders during the year ended February 29, 2000.

         At February 28, 2001, the Company maintained short term, non interest bearing unsecured promissory notes in the amount of $205,676 which are payable on demand.

         During a previous year the Company raised $475,000 through short term unsecured bridge financing. The notes bear interest at 10% per annum and had a six month maturity date. These notes are currently due and payable. During the year ended February 28, 2001 $100,000 of these notes were converted into common stock.

         During the year ended February 28, 2000 the Company raised $100,000 through the issuance of short term notes. The notes bear interest at 10% per annum and are payable on demand. These notes are outstanding as of February 28, 2001.


NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         At February 28, 2001, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum and an accelerated interest rate of 17% per annum beginning April 17, 1997, expired on December 31, 1997, and are convertible into common stock at a price of (i) $1.2656 per share or
         (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 45,455 shares of its common stock in escrow.

         During the year ended February 29, 2000, the Company raised $312,500 through the placement of short-term, unsecured, convertible promissory notes. The notes bear interest at 10% per annum, had 10-month original maturity dates. The notes are convertible into common stock at a price of (i) $0.50 or (ii) 50% of the average of the closing bid price for the five days immediately preceding the conversion. The notes cannot be converted at a price less than $0.10 per share. The shares are convertible at a par value of $0.01 of the Company's stock or at a par value of $0.001 of the common stock of TheTutorialChannel.Com. During the year ended February 28, 2001, the noteholders converted all of this debt into common shares. Additionally, the Company obtained $475,690 through short term promissory notes. The conversion terms of these notes are the same as the aforementioned notes. Of these amounts $100,000 was converted to common shares in the current period.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 6 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

         During the year ended February 29, 2000, the Company converted $135,500 of accounts payable into short term convertible promissory notes. The notes bear interest at 10% per annum and are outstanding as of February 28, 2001.

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


NOTE 7 - RELATED PARTY TRANSACTIONS

         During the year ended February 28,2001, officers received payments of approximately $73,000 which were categorized as a return of officers' loans.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company is obligated under an operating lease for facilities.

         The lease expires in September 2001 with an option to renew for the year ending February 2002. The Company is obligated to pay a total of $57,743 for the rental of its facilities.

         The Company was in default on its capital lease agreements at February 28, 2001 and as such, has classified the entire amount representing principal as a current liability.

         Rent expense was $148,347 and $151,372 for the years ended February 28, 2001 and February 29, 2000, respectively.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Software Development Agreement
         ------------------------------
         In December 1999, the Company entered into a consulting agreement with a software consulting firm. The consultants were to develop a web site and a CD Rom program. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay all fees with stock. The Company has issued 433,333 shares of common stock and recorded the expenditure as web site development costs valued at $65,000. The web site is operational but the CD Rom is not as of yet completed The Company is negotiating with the vendor as to the number of shares that will be issued upon completion of this package. In the current period the asset has not been increased nor the liability recorded for the additional anticipated stock issuance. The Company amortized $7,289 of these web site development costs in the current period.

         Litigation
         ----------
         The Company is involved in a breach of contract claim pertaining to a service agreement. The outcome cannot be determined at February 28, 2001, and the potential loss is estimated at $100,000.

         The Company is in default on a promissory note payable in the amount o $149,050. This note was due February 1, 2001

         The Company is also involved in various other legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 9 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                      Operating losses                             $  4,204,400
                  Valuation allowance                                (4,204,400)
                                                                   -------------

                           NET DEFERRED TAX ASSET                  $          -
                                                                   =============

         Deferred tax assets consisted of net operating loss carryforwards. The federal operating loss carryforwards at February 28, 2001 were approximately $10,511,000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 10 - STOCKHOLDERS' DEFICIT

         Stock Purchase Warrants
         -----------------------
         Stock purchase warrants outstanding at February 28, 2001 consisted of the following:

              Exercise Price             Outstanding            Exercisable
             ----------------           -------------          -------------
             $   .25                       1,125,000              1,125,000
             $ 10.00 - 15.00                  45,750                 45,750
             $         15.00                 242,462                242,462
             $         56.00                 390,625                390,625
                                        -------------          -------------

                TOTAL                      1,803,837              1,803,837
                                        =============          =============

         Common Stock
         ------------
         During the year ended February 28, 2001, the Company converted certain vendor obligations valued at $28,000 into 280,000 shares of common stock at $.10 per share, which approximated the value of the services rendered.

         In March, 2000, the Company issued 75,000 shares of common stock in relation to $10,500 of consulting services rendered during the year. In addition, 560,733 shares were issued in satisfaction of committed common stock.

         In September, 2000, the Company received $100,000 for which it issued 1,000,000 common shares and 1,000,000 warrants exercisable at $.25 per share.

         During the year ended February 28, 2001, various debenture holders converted $513,361 of debt into 5,733,611 shares of common stock.

         During the year ended February 28, 2001, the Company committed to issue 209,195 common shares in relation to $25,920 of consulting services rendered.

         In January 2001, the Company received $25,000 cash and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Option Plan
         -----------------
         In addition, the Stock Option Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a NQO, the exercise price per share may not be less than 85% of the fair market value per share of common stock on the date of grant and (ii) for an ISO, the exercise price per share may not be less than the fair market value per share of common stock on the date of grant (11% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock).

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

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 2001 and February 29, 2000:

                                                         2001           2000
                                                    -------------  -------------
           Net loss
               As reported                          $ (1,172,500)  $ (1,492,686)
               Pro forma                            $ (1,215,140)  $ (1,720,685)

           Basic and diluted loss per common share
               As reported                          $      (0.08)  $      (0.30)
               Pro forma                            $      (0.09)  $      (0.34)

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2001

--------------------------------------------------------------------------------


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2001 and February 29, 2000: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 6% and 6%, respectively; values of $0.16 and $0.14, respectively; and expected lives of five and five years, respectively.

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

         The following summarizes the stock option transactions:

                                                                               Outside Option Plan
                                                                           ----------------------------
                                                              Weighted-                      Weighted-
                                                              Average                        Average
                                             Stock Options    Exercise     Stock Options     Exercise
                                              Outstanding      Price        Outstanding       Price
                                             -------------  -------------  -------------  -------------
            BALANCE, FEBRUARY 28, 1999            279,953   $       0.82      2,500,000   $       0.18

            BALANCE, FEBRUARY 29, 2000            279,953   $       0.82      2,500,000   $       0.18
               Granted                            400,000                     3,125,000

            BALANCE, FEBRUARY 28, 2001            679,953   $       0.72      5,625,000   $       0.12
                 Granted                     =============                 =============

         The weighted-average remaining contractual life of the options outstanding is 8.24 years at February 28, 2001.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2001

--------------------------------------------------------------------------------


NOTE 10 - STOCKHOLDERS' DEFICIT (CONTINUED)

         Stock Option Plan (Continued)
         -----------------
         During the year ended February 28, 2001, the Company issued 3,125,000 stock options to employees outside of the Company's stock option plan when the exercise price was more than or equal to the fair value of the Company's common stock at the date of grant.

         Other Options
         -------------
         During the year ended February 28, 2001, the Company issued 400,000 options to two former employees. The Company recognized $18,750 of consulting expense related to these options.

         During the year ended February 28, 2001, 117,171 options expired.


NOTE 11 - INTEREST CHARGES

         An adjustment to additional paid-in capital amounting to $357,908 was made to record interest charges on convertible debt securities, representing a beneficial conversion feature.


NOTE 12 - SUBSEQUENT EVENTS

         In April, 2001, a noteholder of the Company started litigation in reference to a defaulted note owed by the Company.

         In May and July, 2001, the Company issued 460,000 common shares for consulting in satisfaction of consulting services rendered.

         In June, 2001, the Company issued 694,000 options at an exercise price ranging from $.04 to $.07. These options were issued for consulting services and to employees.