Form 10QSB
period 2001-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2001-07-23
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                         MAY 31, 2001 AND MAY 31, 2000


       Consolidated Balance Sheet                                 F-1 - F-2

       Consolidated Statement of Operations                       F-3

       Consolidated Statement of Stockholder's Deficit            F-4

       Consolidated Statement of Cash Flows                       F-5 - F-6

       Notes to Consolidated Financial Statements                 F-7 - F-8

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                             MAY 31, 2001 (UNAUDITED) AND FEB 28, 2001 (AUDITED)
--------------------------------------------------------------------------------


                                     ASSETS
                                                        MAY 31,     FEBRUARY 28,
                                                         2001           2001
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS
Accounts receivable                                  $    29,905    $    45,867
Inventories                                               77,318         82,599
Prepaid income taxes                                       3,453          3,470
Prepaid expenses                                          70,687         70,101
Due from related party                                      __            1,426

                                                     ------------   ------------

         Total current assets                            181,363        203,463

FURNITURE AND EQUIPMENT, net                              90,174        100,384
INTANGIBLE ASSETS, net                                   158,825        175,075
RESTRICTED CASH                                           10,000         10,000
OTHER ASSETS                                              21,420         21,420
                                                     ------------   ------------

                  TOTAL ASSETS                       $   461,782    $   510,342
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        MAY 31, 2001 (UNAUDITED) AND FEBRUARY 28, 2001 (AUDITED)
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        MAY 31,     FEBRUARY 28,
                                                         2001           2001
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)

CURRENT LIABILITIES
     Book overdraft                                  $   131,478    $    64,442
     Short-term notes payable                          1,467,176      1,430,676
     Convertible promissory notes                        761,190        761,190
     Capital lease obligations                           161,379        180,000
     Due to related party                                    414            -
     Accounts payable                                  1,389,985      1,393,356
     Accrued payroll and other expenses                  310,567        328,486
     Accrued interest                                    706,892        656,199
                                                     ------------   ------------

              Total liabilities                      $ 4,929,081    $ 4,814,349
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         16,567,287 shares issued and outstanding        165,674        164,574
     Common stock committed, $0.01 par value              41,966         25,920
     Additional paid-in capital                       12,262,466     12,260,266
     Accumulated deficit                             (16,937,405)   (16,754,767)
                                                     ------------   ------------

              Total stockholders' deficit             (4,467,299)    (4,304,007)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   461,782    $   510,342
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED MAY 31,2001 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                                              FOR THE THREE MONTHS ENDED MAY 31,

                                                         2001           2000
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

NET SALES                                            $   496,735    $   525,255

COST OF SALES                                             15,040         82,487
                                                     ------------   ------------

GROSS PROFIT                                             481,695        442,768
                                                     ------------   ------------
OPERATING EXPENSES
     Selling and marketing                               262,310        254,562
     General and administrative                          281,944        232,624
     Depreciation and amortization                        31,460         52,000
     Stock-based compensation                             10,500         36,250
                                                     ------------   ------------

         Total operating expenses                        586,214        575,436
                                                     ------------   ------------

LOSS FROM OPERATIONS                                    (104,519)      (132,688)
                                                     ------------   ------------

OTHER EXPENSE
     Non-cash interest charges                            (8,846)      (357,908)
     Interest expense                                    (69,273)       (99,909)
                                                     ------------   ------------

         Total other expense                            (78,119)       (457,817)
                                                     ------------   ------------

NET LOSS                                             $  (182,638)   $  (590,485)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.01)   $     (0.06)
                                                     ============   ============

DILUTED LOSS PER SHARE                               $     (0.01)   $     (0.06)
                                                     ============   ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                   16,749,259      9,866,075
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                 FOR THE THREE MONTHS ENDED MAY 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2001                     16,457,287    $   164,574    $     25,920    $ 12,260,266    $(16,754,767)   $ (4,304,007)
ISSUANCE OF COMMON STOCK FOR
      Interest                               110,000          1,100                          2,200                            3300
Common stock committed for
      Services                                                               10,500                                          10,500
      Interest                                                                5,546                                          5,546

NET Loss                                                                                                 (182,638)       (182,638)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, MAY 31, 2001 (UNAUDITED)    16,567,287    $    165,674    $    41,966    $ 12,262,466    $(16,937,405)   $ (4,467,299)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE THREE MONTHS ENDED MAY 31, 2001 AND
                                          FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED MAY 31,

                                                                    2001            2000
                                                               -------------   -------------
                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      (182,638)    $  (590,485)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                          31,460          52,000
              Below-market conversion feature of
              convertible debt                                                      357,908
         Common stock committed and issued for services              10,500          17,500
         Stock options issued for services                                           18,750
         Common stock committed and issued for interest               8,846
     (Increase) decrease in
         Restricted cash                                                  -          25,000
         Accounts receivable                                         15,962         (48,850)
         Inventories                                                  5,281           3,424
         Prepaid expenses                                              (569)         (3,800)
         Increase (decrease) in
         Due to related party                                         1,840         (42,600)
         Accounts payable                                            (3,371)        (81,497)
         Accrued payroll and other expenses                         (17,919)        (69,879)
         Accrued interest                                            50,693          54,128
                                                               -------------   -------------

Net cash used in operating activities                               (79,915)       (308,401)
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                             (4,700)         (7,003)
     Increase in intangibles                                           (300)        (19,140)
                                                               -------------   -------------

Net cash used in investing activities                                (5,000)        (26,143)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                         (18,621)             --
     Proceeds from issuance of notes payable                         36,500         387,500
     Repayment of notes payable                                         -           (12,000)
                                                               -------------   -------------

Net cash provided by (used in) financing activities                  17,879         375,500
                                                               -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2001 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                                                    FOR THE MONTHS ENDED MAY 31,

                                                         2001           2000
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

Net increase (decrease) in cash and cash
  equivalents                                        $   (67,036)   $    40,956

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT),
  BEGINNING OF YEAR                                      (64,442)       (46,692)
                                                     ------------   ------------
Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                        $  (131,478)   $    (5,736)
                                                     ============   ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     INTEREST PAID                                   $    18,580    $    46,200
                                                     ============   ============

     INCOME TAXES PAID                               $       910    $     6,400
                                                     ============   ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended May 31, 2001, the Company committed to issue 405,457 shares of common stock for $16,046 of consulting services rendered and interest expense incurred.

During the three months ended May 31, 2001, the Company issued 110,000 shares of common stock for $3,300 of financing costs.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2001 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the three months ended May 31, 2000, the Company converted $100,000 of notes payable into 1,600,000 shares of common stock.

During the three months ended May 31, 2000, the Company issued 150,000 shares of common stock for $21,000 of consulting services. $10,500 of consulting services were rendered during the three months ended May 31, 2000 and $10,500 of the consulting services were rendered in the prior year.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2001 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2001.

NET LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of commons shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2001 and February 28, 2000, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2001 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


STOCKHOLDER'S EQUITY

During the first three months ended May 31, 2001, the Company commiteed to issue 405,457 common shares for $16,046 of consulting services rendered and interest expense incurred.

In addition, the Company issued 110,000 shares of common stock for financing costs valued at $3,300.


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


SUBSEQUENT EVENTS

Subsequent to May 31, 2001 the company issued 694,000 options at an exercise price ranging from $0.04 to $0.07. These options were issued for consulting services and to employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND 2000, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2001 AND 2000. Net sales for the fiscal quarter ended May 31, 2001 (the "2001 Period") were $496,735 compared to $525,255 in the fiscal quarter ended May 31, 2000 (the "2000 Period").

         Gross profit was $481,695 in the 2001 Period compared to $442,768 in the 2000 Period.

         Selling and marketing expenses were $262,310 in the 2001 Period compared to $254,562 for the 2000 Period.

         General and administrative expenses were $281,944 in the 2001 Period compared to $232,634 in the 2000 Period.

         Interest expense was $69,273 in the 2001 Period compared to $99,909 in the 2000 Period. The Company also had non-cash interest charges of $8,846 in the 2001 Period.

         Net loss from operations before depreciation, amortization, interest expense and non-cash interest charges was $73,059 for the 2001 Period as compared to $80,688 for the 2001 Period.

         Net Loss from operations was $182,638 in the 2001 Period compared to $590,485 in the 2000 Period. The non-recurring, non-cash interest charges constituted $8,846 in the 2001 Period. Losses before non-recurring, non-cash interest charges, depreciation and amortization were 143,332 and 180,597 for the 2001 Period and the 2000 Period respectively.

         Due to the weakening of the national economy, advertising softness created advertising inventory available to the Company on a guaranteed return basis for its Math Made Easy? products. Beginning in June, 2001 the Company has bought primary positions on a leading search engine where it has been able to procure cost-effective leads for its Math Made Easy programs.

         The Company expects to be able to find a plethora of conventional direct response advertising opportunities which will be available for the upcoming school year subject to the availability of additional funding, The Company plans on rolling out a national radio campaign on behalf of its Math Made Easy? products. The Company is also actively working with its e-commerce website to test different offers and marketing strategies.

         The Company has maintained its teleservicing division which specializes in sales and customer service for third party accounts. The Company has undertaken an increased focus on attracting new teleservicing accounts through senior management's direct involvement and initiative.

         The Company has maintained its teleservicing division which specializes in sales and customer service for third party accounts. The Company has undertaken an increased focus on attracting new teleservicing accounts through senior management's direct involvement and initiative.

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

         LIQUIDITY AND CAPITAL RESOURCES. The Company did not have any cash, other than restricted cash, at May 31, 2001.

         Net cash used in operations in the 2001 Period was $79,915 compared to $308,401 in the 2000 Period.

         Net cash used in investing activities in the 2001 Period was $5,000 compared to $26,143 in the 2000 Period.

         Net cash provided from financing activities in the 2001 Period was $17,879, compared to $375,000 in the 2000 Period.

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

         From November, 1999, to June, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of May 31, 2001, $573,361.10 of these notes we converted into 5,733,611 shares of common stock.

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

         In May, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.

         In July, 2001, the Company issued 405,457 common shares in satisfaction of $16,046 of consulting services.

         In January, 2001, the Company received $25,000 cash and issued 125,000 shares and 125,000 warrants exercisable at $.25 per share and a debenture in the amount of $25,000.

         The Company has made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29 month payout schedule. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim for lack of maintaining the service contract against the vendor seeking damages in the sum of $500,000. The Company is also being sued by a vendor for $149,000. The Company has reached an agreement with this vendor to settle this dispute with a schedule of payments. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $700,000 and has made schedules of payments. The Company's ongoing revenues are not sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. These extensions have been in the form of agreements on a week by week basis with no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The Company has, from time to time, obtained additional funding from investors which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $100,000. The Company has made payment arrangement with the New York State Department of Taxation with the New York State Department of Labor.

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

         The Company has received a report from its independent public accountants, which has been filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company has made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29 month payout schedule. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim for lack of maintaining the service contract against the vendor seeking damages in the sum of $500,000. The Company is also being sued by a vendor for $149,000. The Company has reached an agreement with this vendor to settle this dispute with a schedule of payments. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $700,000 and has made schedules of payments. The Company's ongoing revenues are not sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. These extensions have been in the form of agreements on a week by week basis with no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The Company has, from time to time, obtained additional funding from investors which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $100,000. The Company has made payment arrangement with the New York State Department of Taxation with the New York State Department of Labor.


ITEM 2.  CHANGES IN SECURITIES

         c.       RECENT SALES OF UNREGISTERED SECURITIES.
                  ---------------------------------------

         In May, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.

         In July, 2001, the Company issued 405,457 common shares in satisfaction of $16,046 of consulting services.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MULTI-MEDIA TUTORIAL SERVICES, INC.




Date:    July 23, 2001                    By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer