Form 10KSB/A
period 2001-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2001-07-26
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                  FORM 10-KSB/A


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended February 28, 2001


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

HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $ $1,172,500 and $1,492,686 for the fiscal years ended February 28, 2001 and February 29, 2000. As of February 28, 2001, the Company had a working capital deficit of $4,610,886 and an accumulated deficit of $16,754,767. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2001, the Company had outstanding investor loans and advances aggregating $2,191,866 of which a certain amount may be converted into equity. $761,190 of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized telemarketing operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2000 and February 28, 2001 and the initial quarter of the fiscal year ending February 29, 2002, and further reflects the period preceding and following May 24, 1999, the date on which the Company effected a one-for-ten reverse split of the issued and outstanding Common stock. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

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

Year Ended February 28, 2001

1st Quarter                                0.75            0.625            0.96875          0.9375
2nd Quarter                                0.16            0.625            0.28125          0.9
3rd Quarter                                0.09            0.04             0.10             0.55
4th Quarter                                0.10            0.02             0.11             0.25

Year Ending February 28, 2002

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000. Net sales for the fiscal year ended February 28, 2001 (the "2001 Period") were $2,072,811 compared to $2,731,880 in the fiscal year ended February 29, 2000 (the "2000 Period").

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

         In connection with the audits for the two (2) most recent fiscal years ended February 29, 2000 and February 28, 1999 and the subsequent interim periods through June 15, 2000, there were no disagreements between SLGG and the Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SLGG would have caused SLGG to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement.

         Except for a qualification with respect to the ability of the Company to continue as a going concern stated in the opinion of SLGG, dated as of May 20, 2000, the audit reports of SLGG on the consolidated financial statements of the Company, as of and for the fiscal years ended February 29, 2000 and February 28, 1999, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles

         d. As of June 15, 2001, The Company engaged Don Fuchs, CPA , as the Company's principal independent accountant. Prior to engaging Don Fuchs, neither the Company nor someone on its behalf consulted SLGG regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 28, 2001, no reports required under Section 16 (a) of the Exchange Act were made by any of the Company's executive officers, directors or 10% beneficial owners, if any, and that all such reports remain delinquent. The Company intends determine which reports, if any, are required to be filed by such persons, and to be in compliance with the filing requirements of Section 16(a).

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

                                 MULTI MEDIA TUTORIAL SERVICES, INC.


Dated: July 24, 2001             By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of July 24, 2001 by the following persons on behalf of Registrant and in the capacities indicated.


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