Form 10QSB
period 2001-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2001-11-14
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended August 31, 2001
                                       OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of August 31, 2001 was 16,567,287 shares.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                          AUGUST 31, 2001 (UNAUDITED) AND FEB 29, 2001 (AUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                           AUGUST 31, 2001     FEBRUARY 28, 2001
                                          -----------------    -----------------
                                             (UNAUDITED)          (AUDITED)
CURRENT ASSETS
Accounts receivable                       $         34,820     $         45,867
Inventories                                         75,556               82,599
Prepaid income taxes                                 3,453                3,470
Prepaid expenses                                    70,687               70,101
Due from related party                                   -                1,426
                                          -----------------    -----------------

         Total current assets                      184,516              203,463

FURNITURE AND EQUIPMENT, NET                        74,440              100,384
INTANGIBLE ASSETS, NET                             142,274              175,075
RESTRICTED CASH                                     10,000               10,000
OTHER ASSETS                                        21,420               21,420
                                          -----------------    -----------------

                  TOTAL ASSETS            $        432,650     $        510,342
                                          =================    =================



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                     AUGUST 31, 2001 (UNAUDITED) AND FEBRUARY 29, 2001 (AUDITED)

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           AUGUST 31, 2001     FEBRUARY 28, 2001
                                          -----------------    -----------------
                                             (UNAUDITED)           (AUDITED)

CURRENT LIABILITIES
     Book overdraft                       $         54,238     $         64,442
     Short-term notes payable                    1,467,176            1,430,676
     Convertible promissory notes                  761,190              761,190
     Capital lease obligations                     161,379              180,000
     Due to related party                            1,214                    -
     Accounts payable                            1,581,045            1,393,356
     Accrued payroll and other expenses            293,214              328,486
     Accrued interest                              757,585              656,199
                                          -----------------    -----------------


Total liabilities                                5,077,041            4,814,349
                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par
         value 1,000,000 shares authorized
         no shares issued and outstanding                -                    -
     Preferred stock, Series B, $0.01 par
         value 50 shares authorized
         no shares issued and outstanding                -                    -
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         16,567,287 shares issued and
         outstanding                               165,674              164,574
     Common stock committed, $0.01 par value        46,540               25,920
     Additional paid-in capital                 12,262,466           12,260,266
     Accumulated deficit                       (17,119,071)         (16,754,767)
                                          -----------------    -----------------

              Total stockholders' deficit       (4,644,391)          (4,304,007)
                                          -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $        432,650     $        510,342
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED AUGUST 31,2001 AND
                          FOR THE THREE MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS ENDED AUGUST 31,

                                                  2001               2000
                                          -----------------    -----------------
                                              (UNAUDITED)         (UNAUDITED)

NET SALES                                 $        416,838     $        429,215

COST OF SALES                                       11,653               10,151
                                          -----------------    -----------------

GROSS PROFIT                                       405,185              419,064
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         230,837              260,656
     General and administrative                    251,986              267,461
     Depreciation and amortization                  31,424               54,786
                                          -----------------    -----------------

         Total operating expenses                  514,247              582,903
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (109,062)            (163,839)
                                          -----------------    -----------------

OTHER EXPENSE
     Non-cash interest charges                      (4,574)              (4,074)
     Interest expense                              (68,030)             (81,016)
                                          -----------------    -----------------
         Total other expense                       (72,604)             (85,090)
                                          -----------------    -----------------

NET LOSS                                  $       (181,666)    $       (248,929)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.01)    $          (0.02)
                                          =================    =================
DILUTED LOSS PER SHARE                    $          (0.01)    $          (0.02)
                                          =================    =================

WEIGHTED  AVERAGE SHARES OUTSTANDING            16,965,847            13,410,487
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Six months Ended August 31,2001 and
                            For the Six Months Ended August 31, 2000 (unaudited)

--------------------------------------------------------------------------------

                                            FOR THE SIX MONTHS ENDED AUGUST 31,

                                                  2001               2000
                                          -----------------    -----------------
                                              (UNAUDITED)        (UNAUDITED)

NET SALES                                 $        913,573     $        954,470

COST OF SALES                                       26,693               92,638
                                          -----------------    -----------------

GROSS PROFIT                                       886,880              861,832
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         493,147              515,218
     General and administrative                    533,930              500,085
     Depreciation and amortization                  62,884              106,786
     Stock-based compensation                       10,500               36,250
                                          -----------------    -----------------

         Total operating expenses                1,100,461            1,158,339
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (213,581)            (296,507)
                                          -----------------    -----------------

OTHER EXPENSE
Non-cash interest charges                          (13,420)            (361,982)
Interest expense                                  (137,303)            (180,925)
                                          -----------------    -----------------
         Total other expense                      (150,723)            (542,907)
                                          -----------------    -----------------

NET LOSS                                  $       (364,304)    $       (839,414)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.02)    $          (0.07)
                                          =================    =================

DILUTED LOSS PER SHARE                    $          (0.02)    $          (0.07)
                                          =================    =================

WEIGHTED-AVERAGE SHARES OUTSTANDING             17,182,436            11,638,059
                                          =================    =================


   The accompanying notes are an integral part of these financial statements.


                                                                                                  MULTIMEDIA TUTORIAL SERVICES, INC
                                                                                                                     AND SUBSIDIARY
                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2001                     16,457,287    $   164,574    $     25,920    $ 12,260,266    $(16,754,767)   $ (4,304,007)
ISSUANCE OF COMMON STOCK FOR
      Interest                               110,000          1,100                          2,200                            3,300
Common stock committed for
      Services                                                               10,500                                          10,500
      Interest                                                               10,120                                          10,120

NET Loss                                                                                                   (364,304)       (364,304)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, MAY 31, 2001 (UNAUDITED)    16,567,287    $    165,674    $     46,540    $ 12,262,466    $(17,119,071)   $ (4,644,391)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.


                                                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST, 31

                                                                                      2001               2000
                                                                                ----------------    ----------------
                                                                                  (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $      (364,304)     $     (839.414)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                              62,884             106,786
              Below-market conversion feature of convertible debt                             -             357,908
              Common stock committed and issued for interest                             10,500               4,074
              Common stock issued for services                                                -              17,500
              Stock options issued for services                                               -              18,750
              Common stock committed and issued for interest                             13,420                   -
     (Increase) decrease in
         Restricted cash                                                                      -               35,000
         Accounts receivable                                                             11,047               11,162
         Inventories                                                                      7,043                2,520
         Prepaid expenses and other assets                                                 (569)             (10,016)
     Increase (decrease) in
         Due to related party                                                             2,640              (51,600)
         Accounts payable                                                               187,689             (106,603)
         Accrued payroll and other expenses                                             (35,272)             (40,402)
         Accrued interest                                                               101,386              107,553
                                                                                ----------------     ----------------

Net cash used in operating activities                                                   (3,536)             (386,782)
                                                                                ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                                 (3,839)              (7,003)
     Increase in intangibles                                                               (300)             (30,331)
                                                                                ----------------     ----------------
Net cash used in investing activities                                                    (4,139)             (37,334)
                                                                                ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of capital lease obligations                                             (18,621)                   -
     Proceeds from issuance of notes payable                                             36,500              437,500
     Repayment of notes payable                                                               -              (14,000)
                                                                                ----------------     ----------------
Net cash provided by (used in) financing activities                                      17,879              423,500
                                                                                ================     ================

                    The accompanying notes are an integral part of these financial statements.


                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE SIX MONTHS ENDED AUGUST 31,2001 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                      2001               2000
                                                                                ----------------    ----------------
                                                                                   (UNAUDITED)        (UNAUDITED)

Net increase (decrease) in cash and cash equivalents                            $        10,204    $          (616)

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                               (64,442)           (46,692)
                                                                                ----------------   ----------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                                   $       (54,238)   $       (47,308)
                                                                                ================   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $        35,917    $        73,791
                                                                                ================   ================

     INCOME TAXES PAID                                                          $           910    $         6,400
                                                                                ================   ================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended August 31,2001, the Company committed to issue 451,196 shares of common stock for $20,620 of consulting services rendered and interest expense incurred.

During the six months ended August 31,2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED AUGUST 31,2001 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the six months ended August 31, 2000, the Company converted $513,361 of notes payable into 5,733,611 shares of common stock.

During the six months ended August 31, 2000 the Company issued 150,000 shares of common stock for $21,000 of consulting services. $10,500 of consulting services were rendered during the six months ended August 31, 2000 and $10,500 of the consulting services rendered in the prior year.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2001.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the first six months ended August 31, 2001, the Company committed to issue 451,196 common shares for $20,620 of consulting services rendered and interest expense incurred.

In addition, the Company issued 110,000 shares of common stock for financing costs valued at $3300.

STOCK OPTIONS

The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company granted options for the period ended August 31, 2001.

In March 2000, the Company granted 150,000 options for consulting services valued at $10,500 at an exercise price of $0.25.

FACTOR AGREEMENT

During the three months ended August 31,2000 the Company factored and financed $206,732 of sales. Pursuant to the factoring agreement the Company sells without recourse its trade receivables of specific telemarketing accounts. The factor advances the Company funds before the due date of the trade receivables. The factored sales and advances bear interest at 8 1/2% of the sale. For the three months ended August 31, 2001 the Company incurred $46,037 of charges.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000. Net sales for the fiscal quarter ended August 31, 2001 (the "2001 Period") were $416,838 compared to $429,215 in the fiscal quarter ended August 31, 2000 (the "2000 Period").

         Gross profit was $405,185 in the 2001 Period compared to $419,064 in the 2000 Period.

         Selling and marketing expenses were $230,837 in the 2001 Period compared to $260,656 for the 2000 Period.

         General and administrative expenses were $251,986 in the 2001 Period compared to $267,461 in the 2000 Period.

         Depreciation and amortization decreased to $31,424 in the 2001 period from $54,786 in the 2000 period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense was $68,030 in the 2001 Period compared to $81,016 in the 2000 Period. The Company also incurred non-cash interest expense of $4574 in the 2001 period and $4074 in the 2000 period relating to stock issued for interest charges.

         Net loss from operations before depreciation and amortization was $77,638 for the 2001 Period as compared to $109,053 for the 2000 Period.

         Net Loss from operations was $181,666 in the 2001 Period compared to $248,929 in the 2000 Period.

         Due to the weakening of the national economy, advertising softness created advertising inventory available to the Company on a guaranteed return basis for its Math Made Easy products. Beginning in June, 2001 the Company has bought primary positions on a leading search engine where it has been able to procure cost-effective leads for its Math Made Easy programs.

         The Company expects to be able to find a plethora of conventional direct response advertising opportunities which will be available for the current school year subject to the availability of additional funding, The Company plans on rolling out a national radio campaign on behalf of its Math Made Easy products. The Company is also actively working with its e-commerce website to test different offers and marketing strategies.

         The Company has maintained its teleservicing division which specializes in sales and customer service for third party accounts. The Company has undertaken an increased focus on attracting new teleservicing accounts through senior management's direct involvement and initiative. In October, 2001 the Company took on several new accounts relating to sales calls and customer service.

         RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED AUGUST 31, 2001 AND 2000. Net sales for the six (6) months ended August 31, 2001 (the "2000 Period") were $913,573 compared to $954,470 in the six (6) months ended August 31, 2000 (the "2000 Period").

         Gross profit was $886,880 in the 2001 Period compared to $861,832 in the 2000 Period.

         Selling and marketing expenses were $493,147 in the 2001 Period compared to $515,218 for the 2000 Period.

         General and administrative expenses were $533,930 in the 2001 Period compared to $500,085 in the 2000 Period.

         Interest expense was $137,303 in the 2001 Period compared to $180,925 in the 2000 Period. The Company also had non-cash interest charges of $13,420 in the 2001 Period compared to $361,982 in the 2000 Period. The non-cash interest charges related to the below market conversion features of certain convertible promissory notes issued by the Company and issuance of stock for interest charges.

         Depreciation and amortization decreased to $62,884 in the 2001 Period from $106,786 in the 2000 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Stock based compensation was $10,500 in the 2001 Period compared to $36,250 in the 2000 Period.

         Net Loss from operations before depreciation and amortization was $150,967 for the 2001 period compared to $189,271 for the 2000 period.

         Net loss from operations was $364,304 in the 2001 Period compared to $839,414 in the 2000 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company did not have any cash, other than restricted cash, at August 31, 2001.

         Net cash used in operations in the 2001 Period was $3,536 compared to $386,782 in the 2000 Period.

         Net cash used in investing activities in the 2001 Period was $4,139 compared to $37,334 in the 2000 Period.

         Net cash provided from financing activities in the 2001 Period was $17,879, compared to $423,500 in the 2000 Period.

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

         From November, 1999, to June, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of August 31, 2001, $573,361 of these notes we converted into 5,733,611 shares of common stock.

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

         In May, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs. Additionally, the Company committed to issue 405,457 common shares in satisfaction of $16,046 of consulting services and interest charges.

         In August 2001, the Company committed to issue 45,739 common shares in satisfaction of $4574 of interest charges.

         The Company had made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29 month payout schedule. The Company has paid approximately $30,000 in honor of this settlement, however, the Company is presently in litigation with this creditor since the creditor has not honored the terms of the agreement to provide the Company update on its software and related management servicing. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim for lack of maintaining the service contract against the vendor seeking damages in the sum of $500,000. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $700,000 and has made schedules of payments. The Company's ongoing revenues are not sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. These extensions have been in the form of agreements on a week by week basis with no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The Company has, from time to time, obtained additional funding from investors which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $100,000. The Company has made payment arrangement with the New York State Department of Taxation with the New York State Department of Labor.

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

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company had made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29 month payout schedule. The Company has paid approximately $30,000 in honor of this settlement, however, the Company is presently in litigation with this creditor since the creditor has not honored the terms of the agreement to provide the Company update on its software and related management servicing. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim for lack of maintaining the service contract against the vendor seeking damages in the sum of $500,000. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $700,000 and has made schedules of payments. The Company's ongoing revenues are not sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. These extensions have been in the form of agreements on a week by week basis with no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The Company has, from time to time, obtained additional funding from investors which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $100,000. The Company has made payment arrangement with the New York State Department of Taxation with the New York State Department of Labor.

ITEM 2.  CHANGES IN SECURITIES

         c.       RECENT SALES OF UNREGISTERED SECURITIES.
                  ---------------------------------------

         In May, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.

         In May, 2001, the Company issued 405,457 common shares in satisfaction of $16,046 of consulting services and interest charges.

         In August, 2001, the Company issued 45,739 common shares in satisfaction of $4574 of interest charges.

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

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: November 14, 2001                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer