Form 10QSB
period 2001-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2002-01-22
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended November 30, 2001
                                       OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of November 30, 2001 was 17,278,429 shares.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 2001 (UNAUDITED) AND FEB 29, 2001 (AUDITED)
================================================================================

                                     ASSETS

                                                    NOVEMBER 30,    FEBRUARY 29,
                                                       2001             2001
(UNAUDITED)      (AUDITED)
CURRENT ASSETS
Accounts receivable                                  $ 10,985        $ 45,867
Inventories                                            74,647          82,599
Prepaid income taxes                                    3,453           3,470
Prepaid expenses                                       70,686          70,101
Due from related Party                                   -              1,426
                                                     ---------       ---------

         Total current assets                         159,771         203,463

FURNITURE AND EQUIPMENT, net                           63,366         100,384
INTANGIBLE ASSETS, net                                125,723         175,075
RESTRICTED CASH                                        10,000          10,000
OTHER ASSETS                                           21,420          21,420
                                                     ---------       ---------

                  TOTAL ASSETS                       $380,280        $510,342
                                                     =========       =========


   The accompanying notes are an integral part of these financial statements.


                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                     AND SUBSIDIARY
                                                         CONSOLIDATED BALANCE SHEET
                      NOVEMBER 30, 2001 (UNAUDITED) AND FEBRUARY 29, 2001 (AUDITED)
===================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                      NOVEMBER 30,     FEBRUARY 29,
                                                         2001              2001
                                                     -------------    -------------
                                                      (UNAUDITED)       (AUDITED)
CURRENT LIABILITIES
     Book overdraft                                  $     28,686     $     64,442
     Short-term notes payable                           1,466,176        1,430,676
     Convertible promissory notes                         756,890          761,190
     Capital lease obligations                            161,379          180,000
     Due to related party                                   7,344               -
     Accounts payable                                   1,600,722        1,393,355
     Accrued payroll and other expenses                   348,278          328,486
     Accrued interest                                     807,727          656,199
                                                     -------------    -------------

         Total  liabilities                             5,177,202        4,814,349



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                       -                -
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                       -                -
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         16,567,287 shares issued and outstanding         165,674          164,574
     Common stock committed, $0.01 par value               53,371           25,920
         Additional paid-in capital                    12,262,466       12,260,266
     Accumulated deficit                              (17,278,433)     (16,754,767)
                                                     -------------    -------------

              Total stockholders' deficit              (4,796,922)      (4,304,007)
                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    380,280     $    510,342
                                                     =============    =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED NOVEMBER 30,2001 AND
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
================================================================================

                                         FOR THE THREE MONTHS ENDED NOVEMBER 30,


                                                     2001               2000
                                                 -------------     -------------
                                                  (UNAUDITED)       (UNAUDITED)

NET SALES                                        $    519,298      $    567,493

COST OF SALES                                          15,199            11,121
                                                 -------------     -------------

GROSS PROFIT                                          504,099           556,372
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                            323,224           323,580
     General and administrative                       229,271           236,507
     Depreciation and amortization                     31,625            53,857
      Stock-based compensation                           -               13,000
                                                 -------------     -------------

     Total operating expenses                         584,120           626,944
                                                 -------------     -------------

LOSS FROM OPERATIONS                                  (80,021)          (70,572)
                                                 -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                          6,831             5,599
     Interest expense                                  72,510            90,173
                                                 -------------     -------------

         Total other expense                           79,341            95,772
                                                 -------------     -------------

NET INCOME (LOSS)                                $   (159,362)     $   (166,344)
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.01)     $       (.01)
                                                 =============     =============
DILUTED LOSS PER SHARE                           $      (0.01)     $       (.01)
                                                 =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                17,228,429        16,282,873
                                                 =============     =============


   The accompanying notes are an integral part of these financial statements.


                                                                                                   MULTIMEDIA TUTORIAL SERVICES,INC
                                                                                                                     AND SUBSIDIARY
                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                             FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2001                     16,457,287    $   164,574    $     25,920    $ 12,260,266    $(16,754,767)   $ (4,304,007)
ISSUANCE OF COMMON STOCK FOR
      Interest                               110,000          1,100                          2,200                            3,300
Common stock committed for
      Services                                                               10,500                                          10,500
      Interest                                                               16,951                                          16,951

NET Loss                                                                                                   (523,666)       (523,666)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, November 30, 2001
           (UNAUDITED)                   16,567,287    $    165,674    $     53,371    $ 12,262,466    $(17,278,433)   $(4,796,922)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED NOVEMBER 30,2001 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
================================================================================

                                          FOR THE NINE MONTHS ENDED NOVEMBER 30,


                                                    2001                2000
                                                -------------      -------------
                                                 (UNAUDITED)        (UNAUDITED)

NET SALES                                       $  1,432,871       $  1,521,963

COST OF SALES                                         41,892            103,759
                                                -------------      -------------

GROSS PROFIT                                       1,390,979          1,418,204
                                                -------------      -------------

OPERATING EXPENSES
     Selling and marketing                           816,371            838,798
     General and administrative                      763,201            736,592
     Depreciation and amortization                    94,509            160,643
     Stock-based compensation                         10,500             49,250
                                                -------------      -------------

         Total operating expenses                  1,684,581          1,785,283
                                                -------------      -------------

LOSS FROM OPERATIONS                                (293,602)          (367,079)
                                                -------------      -------------

OTHER EXPENSE
Non-cash interest charges                             20,251            367,581
Interest expense                                     209,813            271,098
                                                -------------      -------------

         Total other expense                         230,064            638,679
                                                -------------      -------------

NET LOSS                                        $   (523,666)      $ (1,005,758)
                                                =============      =============

BASIC LOSS PER SHARE                            $      (0.03)      $      (0.08)
                                                =============      =============


DILUTED LOSS PER SHARE                          $      (0.03)      $      (0.08)
                                                =============      =============

WEIGHTED-AVERAGE SHARES OUTSTANDING               17,052,738         13,175,218
                                                =============      =============


   The accompanying notes are an integral part of these financial statements.

                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                   AND SUBSIDIARY
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
=================================================================================================
                                                           FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                        2001            2000
                                                                     ------------    ------------
                                                                     (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(523,666)    $ (1,005,758)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                               94,509         160,643
              Below-market conversion feature of convertible debt            ---         357,908
              Common stock committed and issued for interest              20,251           9,673
              Common stock committed and issued for services              10,500          17,500
              Stock options issued for services                             ----          18,750
     (Increase) decrease in
         Restricted cash                                                     ---          35,000
         Accounts receivable                                               34,882        (28,668)
         Inventories                                                        7,952          4,541
         Prepaid expenses and other assets                                  (568)        (17,260)
     Increase (decrease) in
         Due to related party                                              8,770        (70,600)
         Accounts payable                                                207,366       (141,065)
         Accrued payroll and other expenses                               19,792          15,458
         Accrued interest                                                151,528         157,208
                                                                     ------------    ------------

Net cash provided from operating activities                              31,316        (486,670)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                  (7,839)        (16,728)
     Increase in intangibles                                                (300)        (33,281)
                                                                     ------------    ------------
Net cash used in investing activities                                     (8,139)        (50,009)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of stock                                         ---         100,000
     Proceeds from issuance of notes payable                              36,500         437,500
     Repayment of notes payable                                           (5,300)        (14,000)
     Repayment of capital lease obligation                               (18,621)
                                                                     ------------    ------------
Net cash provided by financing activities                                  12,579         523,500
                                                                     ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                   AND SUBSIDIARY
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
=================================================================================================
                                                           FOR THE NINE MONTHS ENDED NOVEMBER 30,

                                                                        2001            2000
                                                                     ------------    ------------
                                                                     (UNAUDITED)     (UNAUDITED)

Net increase (decrease) in cash and cash equivalents                 $     35,756    $   (13,179)

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                (64,442)        (46,692)
                                                                     ------------    ------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                        $   (28,686)    $   (59,871)
                                                                     ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                   $    58,285     $    114,309
                                                                     ============    ============

     INCOME TAXES PAID                                               $       910      $     6,400
                                                                     ============    ============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended November 30, 2001, the Company committed to issue 519,505 shares of common stock for $27,451 of consulting services rendered and interest expenses incurred.

During the nine months ended November 30, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the nine months ended November 30, 2000 the Company converted $513,361 of notes payable into 5,733,611 shares of common stock.

During the none months ended November 30, 2000, the Company issued 150,000 shares of common stock for $21,000 of consulting services. $10,500 of consulting services were rendered during the nine months ended November 30, 2000 and $10,500 of the consulting services were rendered in the prior year.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
================================================================================

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ended February 28, 2002. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2001.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 (UNAUDITED)
================================================================================


STOCKHOLDER'S EQUITY

During the first nine months ended November 30, 2001, the Company committed to issue 519,505 common shares for $27,451 of consulting services rendered and interest expense incurred.

In addition, the Company issued 110,000 shares of common stock for financing costs valued at $3300.



STOCK OPTIONS

The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options. The Company granted options for the period ended November 30, 2001.

In March 2000, the Company granted 150,000 options for consulting services valued at $10,500 at an exercise price of $0.25.

FACTOR AGREEMENT

During the nine months ended November 30,2000 the Company factored and financed $847,500 of sales. Pursuant to the factoring agreement the Company sells without recourse its trade receivables of specific telemarketing accounts. The factor advances the Company funds before the due date of the trade receivables. The factored sales and advances bear interest at rates varying between 6% and 8 1/2% of the sale. For the nine months ended November 30, 2001 the Company incurred $66,899 of charges.


SUBSEQUENT EVENTS

Subsequent to November 30, 2001 the Company committed to issue 625,000 shares of common stock and 125,000 warrants at an exercise price of $0.25 for $31,250.

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

         RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED NOVEMBER 30, 2001 AND 2000. Net sales for the three (3) months ended November 30, 2001 (the "2001 Period") were $519,298 compared to $567,493 in the three (3) months ended November 30, 2000 (the "2000 Period").

         Gross profit was $504,099 in the 2001 Period compared to $556,372 in the 2000 Period. The decrease in gross profit was a consequence of a drop in net sales due to a decrease in advertising.

         Selling and marketing expenses were $323,224 in the 2001 Period compared to $323,580 for the 2000 Period.

         General and administrative expenses were $229,271 in the 2001 Period compared to $236,507 in the 2000 Period.

         Depreciation and amortization decreased to $31,625 in the 2001 Period from $53,857 in the 2000 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense was $72,510 in the 2001 Period compared to $90,173 in the 2000 Period. The Company also had non-cash interest charges of $6,831 in the 2000 Period related to the issuance of stock for interest expense.

         Net loss was $159,362 in the 2001 Period compared to a net loss of $166,344 in the 2000 Period. Loss from operations was $80,021 in the 2001 Period compared to a loss of $70,572 in the 2000 Period. Loss from operations before depreciation and amortization was $48,396 for the 2001 period and loss from operations before depreciation and amortization was $16,715 for the 2000 period.

         Current advertising rates have fallen substantially which presents a good opportunity for the Company to advertise its educational programs as it has done in the past when advertising rates were at approximately these levels. The Company plans to roll out a national radio campaign on behalf of its Math Made Easy products subject to the availability of additional funding.

         The Company has maintained its teleservicing division which specializes in sales and customer service for third party accounts. The Company has undertaken an increased focus on attracting new teleservicing accounts through senior management's direct involvement and initiative. In October, 2001 the Company took on several new accounts relating to sales calls and customer service.

         RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED NOVEMBER 30, 2001 AND 2000. Net sales for the nine (9) months ended November 30, 2001 (the "2001 Period") were $1,432,871 compared to $1,521,963 in the nine (9) months ended November 30, 2000 (the "2000 Period").

         Gross profit was $1,390,979 in the 2001 Period compared to $1,418,204 in the 2000 Period

         Selling and marketing expenses were $816,371 in the 2001 Period compared to $838,798 for the 2000 Period.

         General and administrative expenses were $763,201 in the 2001 Period compared to $736,592 in the 2000 Period.
12
         Depreciation and amortization decreased to $94,509 in the 2001 Period from $160,643 in the 2000 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Interest expense was $209,813 in the 2001 Period compared to $271,098 in the 2000 Period.

         Stock based compensation was $10,500 in the 2001 Period compared to $49,250 in the 2000 Period.

         Net loss was $523,666 in the 2001 Period compared to $1,005,758 in the 2000 Period. Loss from operations was $293,602 in the 2001 Period compared to $367,079 in the 2000 Period Loss from operations before depreciation and amortization was $199,093 and $206,436 for the nine (9) months ended November 30, 2001 and November 30, 2000, respectively.

         Multimedia Tutorial Services, Inc. (OTCBB: MMTS) was founded in 1987 and went public in 1995 to position the company to market its tutorials nationwide directly to parents and students. Prior to that its programs were sold primarily to schools and libraries where their instructional materials had been well-received by teachers and educators. Multimedia's key strengths lie in two distinct, but complementary areas, the development and marketing of educational products that are designed as self-paced tutorial programs; and the delivery of customer service and sales support through its telemarketing operation. Targeting the e-commerce sector and other direct marketers, Multimedia also delivers inbound and outbound telemarketing services to such as Companies as Imaging for Life and Net2Phone Corporation.

                        LIQUIDITY AND CAPITAL RESOURCES.

    The Company's cash and restricted cash was $10,000 at November 30, 2001 and at February 29, 2001. The Company did not have any cash, other than restricted cash, at November 30, 2001.

         Net cash provided from operations in the nine (9) months ended November 30, 2001 was $31,316 compared to net cash used in operations of $486,670 in the nine (9) months ended November 30, 2000.

         Net cash used in investing activities in the nine (9) months ended November 30, 2001 was $8,139 compared to $50,009 in the nine (9) months ended November 30, 2000.

         Net cash provided from financing activities in the nine (9) months ended November 30, 2001 was $12,579, compared to $523,500 in the nine(9) months ended November 30, 2000.

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

         In November, 2001, the Company committed to issue 68,309 common shares in satisfaction of $6, 831 of interest charges.

         The Company had made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, the Company is presently in litigation with this creditor since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor for lack of maintaining the service contract. Accordingly the company is seeking damages against the vendor in the sum of $500,000. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company has come to a one-year agreement with its largest creditor who had received a judgment against the Company. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $200,000. The Company has made payment arrangements with the New York State Department of Taxation and with the New York State Department of Labor.

         Since January, 2001 the Company has continued to meet its working capital requirements through internally generated funds. In September, 2000 the Company received $100,000 in funding and issued 1,000,00 shares of common stock and 1,000,000 warrants. In January 2001, the Company received $25,000 in funding and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

         The Company has received a report from its independent public accountants, which has been filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2001, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company had made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, the Company is presently in litigation with this creditor since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software. In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor for lack of maintaining the service contract. Accordingly the company is seeking damages against the vendor in the sum of $500,000. The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company has come to a one-year agreement with its largest creditor who had received a judgment against the Company. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $200,000. The Company has made payment arrangements with the New York State Department of Taxation and with the New York State Department of Labor.

ITEM 2.  CHANGES IN SECURITIES

         c. Recent Sales of Unregistered Securities.
            ----------------------------------------

         In May, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.

         In May, 2001, the Company committed to issue 405,456 common shares in satisfaction of $16,046 of consulting servies and interest charges.

         In August, 2001, the Company committed to issue 45,739 common shares in satisfaction of $4574 of interest charges.

         In November, 2001, the Company committed to issue 68,309 commons shares in satisfaction of $6831 of interest charges.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBIT 27 - Financial Data Schedule.

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended November 30, 2001.

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