Form 10KSB
period 2002-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2002-06-13
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2002

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2001 were $2,242,665.

The number of shares outstanding of the issuer's Common Stock as of June 10, 2001 was 17,650,667 shares. The aggregate market value of the Common Stock (17,399,273) held by non-affiliates, based on the approximate average of the bid and asked prices ($.021) of the Common Stock as of June 10, 2002 was $365,385.

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

     In addition to marketing its own educational programs, the Company offers customized telemarketing services to companies and institutions who wish to outsource their telemarketing needs. These companies and institutions can retain the Company on a project by project basis to take advantage of the Company's telemarketing expertise and infrastructure instead of having to develop or support telemarketing in their own operations. The fees for these services are based on either a per minute charge or a combination of hourly and commission rate. This portion of the business represented 80% of the Company's revenues for the fiscal year ended February 28, 2002. See "Customized Telemarketing Services."

         The Company's objective is to expand the scope of its educational telemarketing business in a variety of ways. Subject to the availability of additional financing, the Company intends to expand product offerings for sale to individual consumers by developing, licensing or acquiring new complementary educational products. In addition, subject to the availability of additional financing, the Company anticipates expanding the marketing of its products through such efforts as co-branding and joint-marketing.

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

         ON-LINE LEARNING. The Company is currently completing an on-line version of its math videotapes through a specialized technological process developed by the IDT Corporation. The Company expects to be able to market the on-line versions on a pay per view basis as an affordable alternative to purchasing the videotapes. Students preparing for exams will be able to view the videotapes as part of their review. The Company has a tentative agreement with a software company to license software for a CD version of its math programs. This software will enable learners to take a diagnostic pre-test prior to viewing the Company's tutorials as well as a diagnostic post-test to assess their improvement. The Company expects to conclude this agreement in the near future and is planning to introduce a portion of the upgraded tutorials for Fall 2002.

PRODUCT DEVELOPMENT

         The Company produces many of its own math videotape products and supplemental workbooks developed by the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator and headwriter In the production of many of its programs. The Company's educational writers are independent contractors retained on a project-by-project basis. Total cost of a videotape production is approximately $10,000 to $15,000.

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

         The situation is against the backdrop of 50 to 75 million students in our school system at any one time. There are currently 106,000 schools offering education to students in grades K-12 in the U.S. representing a total of over 52 million children in the U.S. This population has access to the Internet with a growth rate that has doubled every year since 1996 and is likely to continue through 2002.

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

         In the fiscal year ended February 28, 2002, consumer videotape sales and school videotape sales constituted approximately 80%, and 20% of total educational sales, respectively. For the fiscal year ended February 29, 2001, consumer videotape sales and school videotape sales constituted approximately 85% and 15% of total educational sales, respectively.

         CUSTOMIZED TELEMARKETING SERVICES. In 1996, the WEFA Group conducted a study for the Direct Marketing Association the total sales generated by telephone marketing was estimated to be $244 billion. The Company believes that many companies across the nation are interested in outsourcing their customer service, sales staff and help desk hotlines. Outsourcing of these specialized tasks to non-employees has become common in today's business world. The Company has offered its telemarketing services to clients, for services including data base cleaning to sales and marketing and customer services. In the fiscal year ended February 28, 2001, customized telemarketing sales constituted approximately 73% of total sales. For the fiscal year ended February 28, 2002, customized telemarketing sales on behalf of third parties constituted approximately 80% of total sales.

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

ADVERTISING

         The economic climate in which advertising inventory, which had been scarce in the hey day of the dot com frenzy has now returned to levels not seen in several years, resulting in a plethora of advertising opportunities for the Company and its products. The Company has been able to buy select advertising on a "per inquiry" basis as well as on a "per order' basis. The Company will continue to look for additional opportunities as well as engage in selective buying of direct response advertisement where the cost per thousand compares favorably to the Company's past "paid for" rates. The Company is currently discussing with several new advertising agencies plans to relaunch a significant campaign on behalf of its Math Made Easy products for Fall 2002,subject to the availability of additional financing or joint venture partners for such a campaign.

CUSTOMIZED TELEMARKETING SERVICES

         The Company solicits business for its customized telemarketing services division by advertising in trade magazines as well as through its own internal efforts. Among the clients that the Company has serviced are IDT Corporation, Littermaid, a subsidiary of the Windmere Corporation, Galls, a subsidiary of Aramark Corporation , Travers Tool and others. pursuant to which the Company provides inbound and outbound telemarketing services. Currently, the Company is servicing the Net2phone Corporation for whom it provides sales and customer service support. The Company offers its clients the advantage of a highly trained sales force as well as the capability to produce accurate telephone and sales reports. In addition, the Company can offer its expertise in creating and placing advertisements, for which it receives a commission on all media placed. The Company is actively seeking to service additional accounts in this area. The Company's telemarketing services have ranged from database cleaning to sales and marketing and customer service. The Company's clients have included Fortune 500 companies, and internet related and telecommunications companies.

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

EMPLOYEES

         As of June 10, 2002, the Company had 57 employees, of whom 3 were executive officers, 47 were engaged in sales, and 7 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.

         The Company has been advised on June 13, 2002 by its principal customer that within the next several weeks it will be substantially reducing its business with the Company as a result of planned cost reductions in their operations. The revenue generated by this client amounts to approximately 75% of the Company's total revenue. The loss of this revenue will have an adverse impact on the Company's cash flow and its ability to meet current expenses as well as outstanding liabilities. In response to this event the Company plans to institute a variety of cost cutting measures to offset the loss of revenues. In addition, the Company expects to actively seek to add teleservicing clients. There is no assurance that the Company will be successful in this effort.


HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $ $810,563 and $1,172,500 for the fiscal years ended February 28, 2002 and 2001. As of February 28, 2002, the Company had a working capital deficit of $5.221,733 and an accumulated deficit of $17,535,330. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2002, the Company had outstanding investor loans and advances aggregating $5,221,733 of which a certain amount may be converted into equity. All of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized telemarketing operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 10,848,860shares of Common Stock at exercise or conversion prices ranging from $.02 to $.90 per share. The Company currently has outstanding 17,650,667 shares of Common Stock and as of June 10, 2002, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.02 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

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

         The Company plans to augment its radio and television advertisement with internet affiliations and banners on educationally related sites. The Company will also develop its pay per click advertising on overture.com and other search engines. This strategy will require the availability of cost effective advertising rates on the internet and sufficient funds to pay for such advertising, and there can be no assurance that this will materialize. Failure of the Company's products to achieve or sustain market acceptance would have a material adverse effect on the Company's operating results and financial condition.

           The Company typically experiences returns of 15-20% which is standard for the industry.

SEASONALITY AND AVAILABILITY OF MEDIA TIME

         The Company's math and reading videotape business is highly seasonal. Demand for its products tends to peak during the first and fourth fiscal quarters when school is in session. Demand is especially slow during the school vacation periods. This seasonality greatly affects the Company's advertising campaigns, which must be timed to coincide with the annual periods when demand is traditionally high. In addition, the Company does not reserve advertising time in advance in order to purchase air time at the lowest possible rates; rather, it purchases direct response time, which is characterized as remnant time and is difficult to purchase efficiently. In addition, its reservations are subject to last minute cancellation by the radio and television stations. As a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing media time such as occurs during elections and holidays. Any significant decrease in sales during the season when business activity is high and media time availability is scarce,could have a material adverse impact upon the Company's operations. Although the Company is trying to reduce its dependence on curriculum based products, it will in all likelihood continue to experience significant seasonality in sales of its educational products.

INFLUENCES OF THE ECONOMY

         The current weakness of the economy may have an adverse impact on the Company's current clients and their ability to provide the Company with steady sources of revenue. The economic climate, if it continues to worsen, may, as well, hinder the Company's recruiting efforts for new telemarketing accounts and may diminish the performance of the Company's own advertising campaign on behalf of its own Math Made Easy(TM) products.

LIMITED PRODUCT LINE

         In the fiscal year ended February 28, 2002, most of the Company's educational sales were from the Math Made Easy(TM) product line. Although the Company is continually seeking to introduce additional product lines there can be no assurance that these new product lines will generate significant sales. In the event that the popularity of the Math Made Easy(TM) product line decreases or faces increased competition, the Company's sales would be adversely affected and if not replaced by substantially increased sales from other products, the Company could be forced to cease operations.

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

COMPETITION

         The Company's educational videotape offerings compete with a variety of programs, including Hooked on Phonics, Reading Genius, Davidson and The Learning Co.. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing initiatives via its E-commerce supersite, "MathMadeEasy.com," the Company recognizes that the internet currently hosts many other educational and children related sites that include competitive educational videos and software. An example of this is the Smarterkids.com site, which carries a broad range of educational products. Kaplan and Sylvan are others which carry competitive products and services.

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

DELISTING FROM NASDAQ SMALL CAP MARKET; MAINTENANCE CRITERIA FOR NASDAQ SECURITIES; PENNY STOCK RULES

         On April 17, 1997, the National Association of Securities Dealers, Inc. Automated Quotation System Stock Market ("NASDAQ") delisted the Company's Common Stock and Warrants from trading on the NASDAQ Small-Cap Market because the minimum bid price of the Company's Common Stock had been below the requirement of $1.00 per share. In order to regain a listing for the Company's securities on the NASDAQ Small-Cap Market, the Company's Common Stock must have a minimum bid price of $4.00 per share and at least three market makers for the trading securities. In addition, the Company must either have $4,000,000 in net tangible assets, a market capitalization of at least $50,000,000, or net income of at least $750,000 in its most recently completed fiscal year or in two of the three last completed fiscal years, and the Company must have at least 1,000,000 publicly traded shares not held by affiliates of the Company ("public float"), with a market value of at least $5,000,000, and at least 300 stockholders of record. There can be no assurances that the Company will be able to meet the requirements for relisting on the NASDAQ Small Cap Market.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 28, 2002 and February 29, 2001, the Company had federal net operating loss carryforwards of approximately $11,302,000 and $10,511,000, respectively, portions of which expire yearly through 2014 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

         The Company leases an approximately 4,700 square foot facility at 205 Kings Highway, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rentals of $8,661.92 subject to annual increases, is scheduled to expire in June, 2002, with an option to extend through June, 2003. The Company also leases a 20,000 square foot warehouse located at 201 Kings Highway in Brooklyn, New York, which calls for a monthly rent of $1,300.

ITEM 3.  LEGAL PROCEEDINGS

         The Company had made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The Creditor sued the Company in the state of Connecticut but the court denied it a summary judgment. The Company has instructed its counsel to negotiate a settlement.

         In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor for lack of maintaining the service contract. Accordingly the company is seeking damages against the vendor in the sum of $500,000. A court case is scheduled for this month at which the Company will be represented by counsel.

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company has come to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $300,000. The Company has made payment arrangements with the New York State Department of Taxation and with the New York State Department of Labor.

         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. Although the Company would prefer to reach a settlement with AT&T, as the Company does not believe the amounts claimed by AT&T are in fact due, and that the Company has been significantly harmed by AT&T actions, if there is no settlement reached by the respective counsel, the matter will be settled in trial.

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

COMMON STOCK

                                                Bid Prices                      Asked Prices
                                                ----------                      ------------
                                           High            Low              High             Low
                                           ----            ---              ----             ---
Year Ended February 29, 2001
1st quarter                                0.75           0.625          0.96875            0.9375
2nd Quarter                                0.16           0.625          0.28125             0.9
3rd Quarter                                0.09           0.04             0.10              0.55
4th Quarter                                0.10           0.02             0.11              0.25

Year Ending February 28, 2002

1st Quarter                                0.065           0.03            0.08             0.04
2nd Quarter                                0.04            0.15            0.06             0.19
3rd Quarter                                0.045           0.008           0.055            0.15
4th Quarter                                0.09            0.031           0.11             0.04

Year Ending February 29, 2003

1st Quarter                                0.035           0.11            0.045            0.016

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on June 10, 2001, were approximately $.02 and $.022, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

         In May and December, 2001 the Company issued 235,000 shares of common stock for interest

         In December, 2001 the Company issued 500,000 shares of common stock for services.

         In May, 2001 458,380 of committed shares were converted into actual shares of common stock.

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2002 AND 2001. Net sales for the fiscal year ended February 28, 2002 (the "2002 Period") were $2,242,665 compared to $2,072,811 in the fiscal year ended February 29, 2001 (the "2001 Period").

         Gross profit was $2,189,395 in the 2002 Period compared to $1,963,632 in the 2001 period. Net sales and related gross profit increased due to an increase in telemarketing revenue.

         Selling and marketing expenses were $1,351,045 in the 2002 Period compared to $1,170,837 for the 2001 Period.

         General and administrative expenses were $981,989 in the 2002 Period compared to $965,624 in the 2001 Period.

         Interest expense was $477,683 in the 2002 Period compared to $733,457 in the 2001 Period. $39,001 of the interest expense attributable to losses reported during the fiscal year ended February 28, 2002 and 2001, respectively resulted from non-recurring, non-cash interest charges related to securities issued by the Company in connection with certain debt.

         Net loss from operations before depreciation, amortization, interest Expenses and non-cash charges was $143,639 in the 2002 compared to $172,829 in the 2001 period.

         Net loss from operations was $810,563 in the 2002 Period compared to $1,172,500 in the 2001 Period. The non-recurring, non-cash interest charges constituted $39,001 of the losses in the 2001 Period. Losses before non-recurring, non-cash interest charges, and depreciation and amortization were $642,821 and $578,708 for the fiscal years ended February 28, 2002 and February 28, 2001, respectively.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $2,500 at February 28, 2002 from $10,000 at February 29, 2001. The Company had a cash overdraft of $30,228, at February 28, 2001.

         Net cash provided from operations in the 2002 Period was $65,261 compared to Cash used in operations in the 2001 period totaling $515,360 in the 2000 Period.

         Net cash used in investing activities in the 2002 Period was $36,626 compared to $50,890 in the 2001 Period.

         Net cash provided from financing activities in the 2002 Period was $5,579, compared to net cash used in financing activities of $548,500 in the 2001 Period.

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

         In May and December, 2001 the Company issued 235,000 shares of common stock for interest

         In December, 2001 the Company issued 500,000 shares of common stock for services.

         In May, 2001 458,380 of committed shares were converted into actual shares of common stock.

         The Company had made a settlement with one of its creditors that had begun litigation, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The Creditor sued the Company in the state of Connecticut but the court denied it a summary judgment. The Company has instructed its counsel to negotiate a settlement.

         In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor for lack of maintaining the service contract. Accordingly the company is seeking damages against the vendor in the sum of $500,000. A court case is scheduled for this month at which the Company will be represented by counsel.

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company has come to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $300,000. The Company has made payment arrangements with the New York State Department of Taxation and with the New York State Department of Labor.

         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. Although the Company would prefer to reach a settlement with AT&T, as the Company does not believe the amounts claimed by AT&T are in fact due, and that the Company has been significantly harmed by AT&T actions, if there is no settlement reached by the respective counsel, the matter will be settled in trial. The Company has been advised on June 13, 2002 by its principal customer that within the next several weeks it will be substantially reducing its business with the Company as a result of planned cost reductions in their operations. The revenue generated by this client amounts to approximately 75% of the Company's total revenue. The loss of this revenue will have an adverse impact on the Company's cash flow and its ability to meet current expenses as well as outstanding liabilities. In response to this event the Company plans to institute a variety of cost cutting measures to offset the loss of revenues. In addition, the Company expects to actively seek to add teleservicing clients. There is no assurance that the Company will be successful in this effort.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company, as of July 16, 2001, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               51            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                48            Secretary and Director

 Irving Bader                 62            Director

 Hershel Waldner              51            Chief Operating Officer

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

                           SUMMARY COMPENSATION TABLE

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 28, 2002 and February 29, 2001:

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
Position        Year    Salary     Bonus        ($)          ($)             (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------

Barry
Reichman        2002    $100,000   -0-         -0-          -0-          3,000,000        -             -

Barry           2001    $100,000   -0-         -0-          -0-          2,000,000        -             -
Reichman(1)

----------
(1)      Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

         OPTIONS/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Named Executives, for the fiscal year ended February 28, 2002:

                                                                         Potential Realizable
                                                                         Value at Assumed
                                                                         Annual Rate of
                                                                         Stock Price Appreciation
                    Individuals Grants                                   For Option Term (1)
-------------------------------------------------------------------------------------------------
(a)                (b)          (c)             (d)             (e)           (f)        (g)
                   Number of    % of
                   Securities   Total
                   Underlying   Options/
                   Options/     SARs            Exercise
                   SARs         Granted to      Or Base
                   Granted      Employees       Price           Expiration
Name               (#)          In Fiscal Year  ($/Share) (1)   Date (1)      5% ($)     10% ($)
-------------------------------------------------------------------------------------------------
Barry Reichman      1,000,000   47%             0.07            12/2/07       $10,400    $36,290

----------

         (1) This chart assumes a market price of $0.06 for the Common Stock, the approximate closing market price for the Company's Common Stock in the over the counter market, as of February 28, 2001 as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 12, 2002, as adjusted for the one-for-ten reverse split, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 205 Kings Highway, Brooklyn, New York, 11223.

Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    6,001,361              25.6

Anne Reichman (1)                     6,001,361              25.6

Irving Bader (2)                        375,000               *

Custer Company, Inc. (3)              1,685,556               9.5

Josh B. Scheinfeld
  and Steve G. Martin (4)             3,603,611                20.2

Jacob Wizman (5)                      2,720,556               15.40

Paul and Elizabeth Guez (6)           2,500,000               14.20

All officers and directors
  as a group (4 persons)(7)           6,626,361                27.75

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

*        Less than 1%.

(1) Mr. and Mrs. Reichman are husband and wife, and are officers and directors of the Company. Includes options to purchase up to 4,224,967 shares granted to Mr. Reichman, options to purchase up to 1,525,000 shares granted to Mrs. Reichman, 230,769 shares owned by Mrs. Reichman, and 20,625 shares owned by Mr. Reichman.

(2) Mr. Bader is a director of the Company. Includes options to purchase up to 225,000 shares.

(3) The address for Custer Company, Inc. is 10911 Petal Street, Dallas Texas 75238.

(4) The address for Josh Scheinfeld and Steve Martin is 222 Merchandise Mart Plaza Suite 9-112 Chicago, IL 60654. Includes warrants to purchase 1,250,000 shares of common stock.

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

                                 MULTI MEDIA TUTORIAL SERVICES, INC.

Dated: June 13, 2002             By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director

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


                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director


                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                               FEBRUARY 28, 2002

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

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-2 - F-3

     Consolidated Statements of Operations                               F-4

     Consolidated Statements of Stockholders' Deficit                    F-5

     Consolidated Statements of Cash Flows                            F-6 - F-9

     Notes to Consolidated Financial Statements                      F-10 - F-15

                                    DON FUCHS
                           CERTIFIED PUBLIC ACCOUNTANT
                              1040 EAST 22ND STREET
                               BROOKLYN, NY 11210



INDEPENDENT AUDITOR'S REPORT


Board of Directors
Multimedia Tutorial Services, Inc

I have audited the accompanying consolidated balance sheets of Multimedia Tutorial Services, Inc. and Subsidiary as of February 28, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Multimedia Tutorial Services, Inc. and Subsidiary as of February 28, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $ 810,563 and had an accumulated deficit of $17,565,330 as of February 28, 2002. In addition, the Company is currently in default on various obligations. These factors, among others, as discussed in Note 2 to the financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Don Fuchs, CPA

Brooklyn, New York
May 31, 2002

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      FEBRUARY 28, 2002 and 2001

--------------------------------------------------------------------------------

                                     ASSETS

                                                         2002            2001
                                                       ---------      ---------
CURRENT ASSETS
     Accounts receivable                                 65,657       $ 45,867
     Inventories                                         72,859         82,599
     Prepaid income taxes                                    --          3,470
     Prepaid expenses                                    69,785         70,101
     Due from related party                                  --          1,426
                                                       ---------      ---------

         Total current assets                           208,301        203,463

FURNITURE AND EQUIPMENT, net                             74,524        100,384
INTANGIBLE ASSETS, net                                  108,820        175,075
RESTRICTED CASH                                           2,500         10,000
OTHER ASSETS                                             20,820         21,420
                                                       ---------      ---------

                  TOTAL ASSETS                         $414,965       $510,342
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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       2002            2001
                                                   -------------   -------------
CURRENT LIABILITIES
     Book overdraft                                $     30,228    $     64,442
     Short-term notes payable                         1,465,176       1,430,676
     Convertible promissory notes                       750,890         761,190
     Capital lease obligation                           161,379         180,000
     Accounts payable                                 1,534,842       1,393,356
     Accrued payroll and other expenses                 625,840         328,486
     Accrued interest                                   857,234         656,199
     Due to related part                                  4,445              --
                                                   -------------   -------------

          Total liabilities                        $  5,430,034    $  4,814,349
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                    --              --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                    --              --
     Common stock, $0.01 par value
         20,000,000 shares authorized
         17,650,667 shares issued and outstanding  $    176,508    $    164,574
     Common stock committed, $0.01 par value
         570,320 shares                                  32,033          25,920
     Additional paid-in capital                      12,341,720      12,260,266
     Accumulated deficit                            (17,565,330)    (16,754,767)
                                                   -------------   -------------

      Total stockholders' deficit                    (5,015,069)     (4,304,007)
                                                   -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    414,965    $    510,342
                                                   =============   =============


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------

                                                     2002              2001
                                                -------------     -------------

NET SALES                                       $  2,242,665      $  2,072,811

COST OF SALES                                         53,270           109,179
                                                -------------     -------------

GROSS PROFIT                                      $2,189,395        $1,963,632
                                                -------------     -------------

OPERATING EXPENSES
     Selling and marketing                        $1,351,045        $1,170,837
     General and administrative                      981,989           965,624
     Depreciation and amortization                   128,741           216,964
     Stock-based compensation                         60,500            49,250
                                                -------------     -------------

         Total operating expenses                  2,522,275         2,402,675
                                                -------------     -------------

LOSS FROM OPERATIONS                               $(332,880)        $(439,043)
                                                -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                       (39,001)         (376,828)
     Interest expense                               (438,682)         (356,629)
                                                -------------     -------------

         Total other expense                        (477,683)         (733,457)
                                                -------------     -------------

NET LOSS                                        $   (810,563)       (1,172,500)
                                                =============     =============

BASIC LOSS PER SHARE                            $      (0.05)     $      (0.08)
                                                =============     =============

DILUTED LOSS PER SHARE                          $      (0.05)     $      (0.08)
                                                =============     =============

WEIGHTED-AVERAGE SHARES OUTSTANDING               17,263,813        13,994,354
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

                                                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                              AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                               FOR THE YEARS ENDED FEBRUARY,

----------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock          Common      Additional
                                            ------------------------     Stock       Paid-In      Accumulated
                                               Shares       Amount     Committed     Capital        Deficit         Total
                                            -----------  -----------  -----------  ------------  -------------  ------------
BALANCE, FEBRUARY 28, 2000                   8,683,343   $   86,835   $   88,500   $11,214,736   $(15,582,267)  $(4,192,196)
Issuance of Common Stock for
      Prior year shares committed              560,333        5,603      (88,500)       82,897
      Conversion of accounts payable           280,000        2,800                     25,200                       28,000
      Conversion of Notes Payable            5,733,611       57,336                    456,025                      513,361
      Services                                  75,000          750                      9,750                       10,500
      Proceeds from sale of shares           1,125,000       11,250                     95,000                      106,250
Common stock committed for
      Services                                                             7,000
      Interest Expense                                                    18,920
Conversion Feature on Convertible Debt                                                 357,908                      357,908
Stock Options issued for services                                                       18,750                       18,750
Net Loss                                                                                           (1,172,500)   (1,172,500)


                                             -----------  -----------  -----------  ------------  -------------  ------------
BALANCE, FEBRUARY 29, 2001                   16,457,287      $164,574  $   25,920   $12,260,266   ($ 16,754,767) $(4,304,007)


Issuance of Common Stock for
       Prior year shares committed              108,380         1,084     (15,838)       14,754                         -0-
       Services                                 850,000         8,500                    22,000                       30,500
       Interest Expense                         235,000         2,350                    14,700                       17,050
Common stock committed for
       Interest expense                                                    21,951                                     21,951
Stock Options issued for services                                                        30,000                       30,000
Net Loss                                                                                              (810,563)     (810,563)
Balance, February 28, 2002                    17,650,667       $176,508    $32,033   $12,341,720  $(17,565,330)    ($5,015,069)
                                              ==========       ========    =======   ===========  ==============    ===========

                         The accompanying notes are an integral part of these financial statements.

                                                            F-5

                                                        MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                             AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            FOR THE YEARS ENDED FEBRUARY,28

-------------------------------------------------------------------------------------------

                                                                    2002          2001
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (810,563)   $(1,172,500)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                 128,741        216,964
      Below-market conversion feature of convertible debt                          357,908
      Common stock issued for services                               30,500         10,500
      Common stock in lieu of interest expense                       32,888             --
      Common stock committed for services                             6,113         25,920
      Stock options issued for services                              30,000         18,750
      Stock options issued in connection with financing costs                        6,250
  (Increase) decrease in
      Restricted cash                                                 7,500         40,000
      Accounts receivable                                           (19,790)        (1,262)
      Inventories                                                     9,740          5,503
      Prepaid income taxes                                            3,470           (17)
      Prepaid expenses                                                  316        (15,500)
      Other assets                                                      600            261
  Increase (decrease) in
      Due to related party                                             5871        (84,650)
      Accounts payable                                              141,486       (162,062)
      Accrued payroll and other expenses                            297,354         30,486
      Accrued interest                                              201,035        207,089
                                                                ------------   ------------

Net cash provided from(used in) operating activities                 65,261      (515,360)
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                               (36,626)       (14,580)
  Increase in intangibles                                                --        (36,310)
                                                                ------------   ------------

Net cash used in investing activities                               (36,626)       (50,890)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                            (18,621)             --
  Proceeds from issuance of stock and debentures                         --         100,000
  Proceeds from issuance of notes payable                            34,500         462,500
  Repayment of notes payable                                        (10,300)       (14,000)
                                                                ------------   ------------

Net cash provided by financing activities                             5,579        548,500
                                                                ------------   ------------

         The accompanying notes are an integral part of these financial statements.

                                                            MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE YEARS ENDED FEBRUARY,

-----------------------------------------------------------------------------------------------

                                                                       2002            2001
                                                                  -------------   -------------
Net increase (decrease) in cash and cash equivalents              $     34,214    $    (17,750)

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF YEAR          (64,442)        (46,692)
                                                                  -------------   -------------

BOOK OVERDRAFT, END OF YEAR                                       $     30,228    $    (64,442)
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $     48,948    $      9,339
                                                                  =============   =============

     INCOME TAXES PAID                                            $        910    $      4,561
                                                                  =============   =============

           The accompanying notes are an integral part of these financial statements.

                                              F-7

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2001

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc., a Delaware corporation, is engaged in the production and sales of educational videocassettes through its wholly-owned subsidiary, Video Tutorial Services, Inc. (collectively, the "Company"). The Company also provides telemarketing and webified telemarketing services to third party customers through its Multi-Media Telemarketing Services division. The Company sells its educational products and services on the Internet on the Company's website, TheTutorialChannel.Com. In the most recent periods , telemarketing sales have provided most of the Company's revenue.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $ 810,563 and $1,172,500 during the years ended February 28, 2002 and February 29, 2001, respectively. In addition, the Company had an accumulated deficit of $ 17,565,330 and a working capital deficit of $ 5,221,733 as of February 28, 2002. Further, the Company is currently in default on its capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $22,875 and $38,094 during the years ended February 28, 2002 and February 29, 2001, respectively.

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

         Patents and Copyrights
         ----------------------
         Patents and copyrights, stated at cost less accumulated amortization, were amortized using the straight-line method over their estimated useful lives of three years. As of February 28, 2002 the assets have been fully amortized.

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

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 28, 2002, there were no uninsured portions.

         Net Loss per Share
         ------------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2002 and February 29, 2001, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 28, 2002 consisted of the following:

            Furniture and fixtures                                 $     55,565
            Office equipment                                             20,392
            Computer equipment and software                             889,699
            Leasehold improvements                                      113,960
                                                                   -------------

                                                                      1,079,616
            Less: accumulated depreciation and amortization           1,005,092
                                                                   -------------

                     TOTAL                                         $     74,524
                                                                   =============

         Depreciation and amortization expense was $128,741 and $216,964 for the years ended February 28, 2002 and February 29, 2001, respectively.

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 28, 2002 consisted of the following:

             Master video production costs                         $  1,143,505
             Web Site Development Costs                                  68,030
                                                                   -------------

                                                                      1,211,535
             Less accumulated amortization                            1,102,715
                                                                   -------------

                      TOTAL                                        $    108,820
                                                                   =============


NOTE 5 - SHORT-TERM NOTES PAYABLE

At February 28, 2002, the Company maintained short term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued September and October 1996 with a six-month original maturity. The maturity dates were subsequently extended and the notes are currently due and payable. Related to the extension of the due dates on these notes, the Company issued 546,672 shares of common stock to the debt holders during the year ended February 29, 2000.

At February 28, 2002, the Company maintained short term, non interest bearing unsecured promissory notes in the amount of $205,676 which are payable on demand.

During a previous year the Company raised $475,000 through short term unsecured bridge financing. The notes bear interest at 10% per annum and had a six-month maturity date. During the year ended February 28, 2001 $100,000 of these notes were converted into common stock these notes are currently due and payable.

During the year ended February 28, 2000 the Company raised $100,000 through the issuance of short term notes. The notes bear interest at 10% per annum and are payable on demand. An additional $34,500 was advanced under the same terms and conditions by the same lender during the period ended February 28, 2002.


NOTE 6 - CONVERTIBLE PROMISSORY NOTES

           At February 28, 2002, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum and an accelerated interest rate of 17% per annum beginning April 17, 1997, expired on December 31, 1997, and are convertible into common stock at a price of (i) $1.2656 per share or
         (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 45,455 shares of its common stock in escrow.

         During the period ended February 28, 2001, the Company obtained $475,690 through short term promissory notes. The conversion terms of these notes are the same as the aforementioned notes. Of these amounts, $100,000 was converted to common shares in the same period.

         During the year ended February 29, 2000, the Company converted $135,500 of accounts payable into short-term convertible promissory notes. The notes bear interest at 10% per annum and are outstanding in the amount of $125,200 as of February 28, 2002.

         In accordance with generally accepted accounting principles, the Company accounts for the beneficial conversion feature of convertible debt securities based on the difference between the conversion price and the fair value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. The amount attributable to the beneficial conversion feature is recognized as additional interest expense over the most beneficial conversion period. In the current period no adjustment was necessary as there were no new debt acquired.

NOTE 7 - MAJOR CLIENT

         The Company's telemarketing sales were primarily made to one client. For the year ended February 28, 2002 sales to this client approximated 78% of total telemarketing sales.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company is obligated under an operating lease for its facilities. The lease expires in December 2002. The Company is obligated to pay a monthly rent of approximately $10,000 for the use of its facilities. The future minimum commitments due under non-cancelable operating leases for the year ended February 28, 2003 is approximately $99,700. Rent expense was $133,105 and $151,372 for the years ended February 28, 2002 and February 29, 2001, respectively The Company was in default on its capital lease agreements at February 28, 2001 and as such, has classified the entire amount representing principal as a current liability.

         Software Development Agreement
         ------------------------------
         In December 1999, the Company entered into a consulting agreement with a software-consulting firm. The consultants were to develop a web site and a CD Rom program. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay all fees with stock. The Company has issued 433,333 shares of common stock and recorded the expenditure as web site development costs valued at $65,000. The web site is operational but the CD Rom is not as of yet completed .The Company is negotiating with the vendor as to the number of shares that will be issued upon completion of this package. In the current period the asset has not been increased nor the liability recorded for the additional anticipated stock issuance. The Company amortized $9,719 of these web site development costs in the current period.

         Litigation
         ----------
         The Company is involved in a breach of contract claim pertaining to a service agreement. The outcome cannot be determined at February 28, 2002, and the potential loss is estimated at $100,000.

         The Company is also involved in various other legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 9 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                  Operating losses                                 $  4,469,800
                  Valuation allowance                                (4,469,800)
                                                                   -------------

                           NET DEFERRED TAX ASSET                  $         --
                                                                   =============

         Deferred tax assets consisted of net operating loss carryforwards. The federal operating loss carryforwards at February 28, 2002 were approximately $11,302,000.

NOTE 10 - STOCKHOLDERS' DEFICIT

         Stock Purchase Warrants and Options
         -----------------------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 2002 and February 29, 2001:

                                                         2002           2001
                                                    -------------  -------------
           Net loss
               As reported                          $   (810,563)  $ (1,172,500)
               Pro forma                            $   (840,040)  $ (1,215,140)

           Basic and diluted loss per common share
               As reported                          $      (0.05)  $      (0.08)
               Pro forma                            $      (0.05)  $      (0.09)


         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2002 and February 29, 2001: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 6% and 6%, respectively; values of $0.16 and $0.14, respectively; and expected lives of five and five years, respectively.

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

         The following summarizes the stock option transactions:

                                                                              Outside Option Plan
                                                                           -------------------------
                                                              Weighted-                    Weighted
                                             Stock Options    Average      Stock Options   Average
                                              & Warrants      Exercise      & warrants     Exercise
                                              outstanding      Price        Outstanding     Price
                                             -------------  -------------  -------------  ----------

BALANCE, FEBRUARY 29, 2000                      1,898,860   $       0.82      2,500,000   $    0.18
Granted Year ended Feb 28, 2001                   400,000                     3,125,000
                                             -------------                 -------------

BALANCE, FEBRUARY 28, 2001                      2,298,860   $       0.72      5,625,000   $    0.12
Granted Year ended Feb 28, 2002                 1,925,000            .06      1,000,000   $     .07
                                             -------------                  ------------
 BALANCE FEBRUARY 28, 2002                      4,223,860                     6,625,000
                                             ==============                 ============

         The weighted-average remaining contractual life of the options outstanding is 6.8 years at February 28, 2002.

         During the year ended February 28, 2002, the Company issued 1,000,000 stock options to non employees when the exercise price was more than or equal to the fair value of the Company's common stock at the date of grant. Stock based compensation has been charged in the amount of $30,000.