Form 10QSB
period 2002-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2002-07-22
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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
             NONE                                             NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                               REDEEMABLE WARRANTS
                               -------------------
                                (Title of Class)

CHECK WHETHER THE ISSUER: (I) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (II) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X     NO
                                                             ----     ----

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF JULY 19, 2002 WAS 17,650,667 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                         MAY 31, 2002 AND MAY 31, 2001

       Consolidated Balance Sheet                                 F-1 - F-2

       Consolidated Statement of Operations                       F-3

       Consolidated Statement of Stockholder's Deficit            F-4

       Consolidated Statement of Cash Flows                       F-5 - F-6

       Notes to Consolidated Financial Statements                 F-7 - F-8

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                             MAY 31, 2002 (UNAUDITED) AND FEB 28, 2002 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                        MAY 31,     FEBRUARY 28,
                                                         2002           2002
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS
Accounts receivable                                  $    32,374    $    65,657
Inventories                                               69,372         72,859
Prepaid expenses                                          73,001         69,785
                                                     ------------   ------------

         Total current assets                            174,747        208,301

FURNITURE AND EQUIPMENT, net                              72,828         74,524
INTANGIBLE ASSETS, net                                    99,741        108,820
RESTRICTED CASH                                            2,500          2,500
OTHER ASSETS                                              20,820         20,820
                                                     ------------   ------------

                  TOTAL ASSETS                       $   370,636    $   414,965
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        MAY 31, 2002 (UNAUDITED) AND FEBRUARY 28, 2002 (AUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        MAY 31,     FEBRUARY 28,
                                                         2002           2002
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)

CURRENT LIABILITIES
     Book overdraft                                  $    21,118    $    30,228
     Short-term notes payable                          1,474,176      1,465,176
     Convertible promissory notes                        741,890        750,890
     Capital lease obligations                           161,379        161,379
     Due to related party                                  3,545          4,445
     Accounts payable                                  1,551,954      1,534,842
     Accrued payroll and other expenses                  658,921        625,840
     Accrued interest                                    909,307        857,234
                                                     ------------   ------------

              Total liabilities                      $ 5,522,290    $ 5,430,034
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         17,650,667 shares issued and outstanding        176,508        176,508
     Common stock committed 377,910 shares,
      $0.01 par value                                     32,792         32,033
     Additional paid-in capital                       12,341,720     12,341,720
     Accumulated deficit                             (17,702,674)   (17,565,330)
                                                     ------------   ------------

              Total stockholders' deficit             (5,151,654)    (5,015,069)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   370,636    $   414,965
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED MAY 31,2002 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED MAY 31,

                                                         2002           2001
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

NET SALES                                            $   490,762    $   496,735

COST OF SALES                                              5,364         15,040
                                                     ------------   ------------

GROSS PROFIT                                             485,398        481,695
                                                     ------------   ------------
OPERATING EXPENSES
     Selling and marketing                               289,950        262,310
     General and administrative                          237,559        281,944
     Depreciation and amortization                        15,533         31,460
     Stock-based compensation                               -            10,500
                                                     ------------   ------------

         Total operating expenses                        543,042        586,214
                                                     ------------   ------------

LOSS FROM OPERATIONS                                    (57,644)      (104,519)
                                                     ------------   ------------

OTHER EXPENSE
     Non-cash interest charges                              (759)       (8,846)
     Interest expense                                    (78,941)       (69,273)
                                                     ------------   ------------

         Total other expense                            (79,700)       (78,119)
                                                     ------------   ------------

NET LOSS                                             $  (137,344)   $  (182,638)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.01)   $     (0.01)
                                                     ============   ============

DILUTED LOSS PER SHARE                               $     (0.01)   $     (0.01)
                                                     ============   ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                   18,021,070      16,749,259
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                 FOR THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2002                     17,650,667    $   176,508    $     32,033    $ 12,341,720    $(17,565,330)   $ (5,015,069)

Common stock committed for

      Interest                                                                 759                                             759

NET Loss                                                                                                 (137,344)       (182,638)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, MAY 31, 2002 (UNAUDITED)    17,650,667    $    176,508    $    32,792    $ 12,341,720    $(17,702,674)   $ (5,151,654)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE THREE MONTHS ENDED MAY 31, 2002 AND
                                          FOR THE THREE MONTHS ENDED MAY 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED MAY 31,

                                                                    2002            2001
                                                               -------------   -------------
                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      (137,344)    $  (182,638)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                          15,533          31,460

         Common stock committed and issued for services                              10,500
         Stock options issued for services                                           18,750
         Common stock committed and issued for interest                 759           8,846
     (Increase) decrease in
         Accounts receivable                                         33,283          15,962
         Inventories                                                  3,487           5,281
         Prepaid expenses                                            (3,216)          (569)
         Increase (decrease) in
         Due to related party                                         (900)           1,840
         Accounts payable                                            17,112          (3,371)
         Accrued payroll and other expenses                          33,081        (17,919)
         Accrued interest                                            52,073          50,693
                                                               -------------   -------------

Net cash provided by (used in) operating activities                   13,868        (79,915)
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                             (4,758)         (4,700)
     Increase in intangibles                                           -               (300)
                                                               -------------   -------------

Net cash used in investing activities                                (4,758)         (5,000)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                              -          (18,621)
     Proceeds from issuance of notes payable                          9,000          36,500
     Repayment of notes payable                                      (9,000)           -
                                                               -------------   -------------

Net cash provided by financing activities                           -                 17,879
                                                               -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2002 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2001 (UNAUDITED)

--------------------------------------------------------------------------------

                                                    FOR THE MONTHS ENDED MAY 31,

                                                         2002           2001
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

Net increase (decrease) in cash and cash
  equivalents                                        $    9110      $   (67,036)

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT),
  BEGINNING OF YEAR                                      (30,228)       (64,442)
                                                     ------------   ------------
Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                        $  (21,118)    $  (131,478)
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     INTEREST PAID                                   $    26,868    $    18,500
                                                     ============   ============

     INCOME TAXES PAID                               $       310    $       910
                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended May 31, 2002 the Company committed to issue 7590 shares of common stock for $759 of interest expense incurred.

During the three months ended May 31, 2001, the Company committed to issue 405,457 shares of common stock for $16,046 of consulting services rendered and interest expense incurred.

During the three months ended May 31, 2001, the Company issued 110,000 shares of common stock for $3,300 of financing costs.

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2002 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2001 (UNAUDITED)

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2002.

NET LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of commons shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2002 and February 28, 2001, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2002 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2001 (UNAUDITED)

--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the first three months ended May 31, 2002, the Company committed to issue 7,590 common shares for $759 of consulting services rendered and interest expense incurred.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2002 AND 2001, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2002 AND 2001. Net sales for the fiscal quarter ended May 31, 2002 (the "2002 Period") were $490,762 compared to $496,735 in the fiscal quarter ended May 31, 2001 (the "2001 Period").

         Gross profit was $485,398 in the 2002 Period compared to $481,695 in the 2001 Period.

         Selling and marketing expenses were $289,950 in the 2002 Period compared to $262,310 for the 2001 Period.

         General and administrative expenses were $237,559 in the 2002 Period compared to $281,944 in the 2001 Period. The lower G&A expense was a result of a tightening of management and other overhead costs.

         Interest expense was $78,941 in the 2002 Period compared to $69,273 in the 2001 Period. The Company also had non-cash interest charges of $759 in the 2002 Period compared to $8846 in the 2001 period.

         Net loss from operations before depreciation, amortization, interest expense and non-cash interest charges was $42,111 for the 2002 Period as compared to $73,059 for the 2001 Period.

         Net Loss from operations was $137,344 in the 2002 Period compared to $182,638 in the 2001 Period.

         The Company is actively planning, with the assistance of an established New York advertising agency, to develop a full national media campaign including print, TV and radio, to be launched in the fall of 2002 for its educational products. As a result of the recessionary economy advertising prices are soft and the Company is able to take advantage of opportunistic media buys. This media plan is tentative since it is conditional upon the Company's ability to attract investor funding.

         The Company has enlisted the assistance of an internet marketing consulting company to give its Math Made Easy website a facelift, to be ready for the "Back to School" season, in order to attract more customers to its site and to increase conversion of visits to sales.

         Homeroom.com, a division of Princeton Review, has incorporated Math Made Easy site links throughout its teacher site skills resource pages. Other joint marketing activities are being discussed with Homeroom.com.

         The Company has entered into an agreement with Educational Insights, Los Angeles, CA, to distribute their educational electronic learning devices which include The Launch Pad, a reading instructional product for ages 3-8, as well as the Geo-safari and Math-safari products which have been sold to schools via a sales organization and to consumers through a successful TV infomercial campaign. The Company has begun selling these products to its customer database and to home schooling parents through an outbound sales campaign.

         The company is licensing the software technology developed by Pixwave.com, Inc, currently majority owned by the IDT Corporation, to translate its videos into web-based programming. This will allow students to view the entire library of Math Made Easy programs on the internet or download the material to their computer. The Company plans on offering these new applications on a subscription basis. This opens up major opportunities to sell to many schools wherein the programs are downloaded into school computers for student review. These new applications are expected to be ready for the upcoming school year.

         At the same time, the Company, in conjunction with another established educational software developer, is developing interactive CD Roms that will combine the Company's current programming with a math diagnostic software in which students can test their skills both before and after viewing the Company's instructional material. These, too, are expected to be ready for the upcoming school year.

         LIQUIDITY AND CAPITAL RESOURCES. The Company did not have any cash, other than restricted cash, at May 31, 2002.

         Net cash provided by operating activity was $13,868 in the 2002 Period compared to $79,915 used in operations in the 2001 Period.

         Net cash used in investing activities in the 2002 Period was $4,758 compared to $5,000 in the 2001 Period.

         There was no net cash provided from financing activities in the 2002 Period, compared to $17,879 provided from financing activities in the 2001 Period.

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

         In December, 1999 the Company entered into a consulting agreement with a software consulting firm. The consultants were to develop a web site and a CD Rom program. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay all fees with stock. The Company has issued 433,333 shares of common stock. The web site is operational but the CD Rom is not as yet completed

         From November, 1999, to June, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of May 31, 2001, $573,361.10 of these notes we converted into 5,733,611 shares of common stock.

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

         In November, 2001, the Company committed to issue 68,309 common shares in satisfaction of $6832 of interest charges.

         In May and December, 2001 the Company issued 235,000 shares of common stock for interest.

         In December, 2001, the Company issued 500,000 shares of common stock for services.

         In May, 2002, the Company committed to issue 7590 common shares in satisfaction of $759 of interest charges.

         In January, 2001, the Company received $25,000 cash and issued 125,000 shares and 125,000 warrants exercisable at $.25 per share and a debenture in the amount of $25,000.

         In May, 2001, 458,380 of committed shares were converted into actual stock.

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

         In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor for lack of maintaining the service contract. Accordingly the company is seeking damages against the vendor in the sum of $500,000. A court case that was scheduled for June, 2002 has been deferred to an undetermined date in the fall.

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company has come to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $350,000. The Company has made payment arrangements with the New York State Department of Taxation and with the New York State Department of Labor.

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

         The Company was advised on June 13, 2002 by its principal customer that within the next several weeks it would be substantially reducing its business with the Company as a result of planned cost reductions in their operations. The revenue generated by this client amounts to approximately 75% of the Company's total revenue. The loss of this revenue will have an adverse impact on the Company's cash flow and its ability to meet current expenses as well as outstanding liabilities. As of July 15, 2002, the Company has seen a sharp drop in its revenue from this client. In response to this event the Company has instituted a variety of cost cutting measures to offset the loss of revenues. The Company recently added a new client who is expected to begin using Multimedia's telesales services by early August. In addition, the Company expects to conclude agreements with several other clients shortly although the total volume of business from these new accounts cannot, as of yet, be determined. The Company seeks to continue to actively seek to add teleservicing clients. There is no assurance that the Company will be successful in its effort.

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

         The Company has received a report from its independent public accountants, which has been filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

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

         In addition, the Company has been sued by a vendor for approximately $100,000, and the Company has asserted a counterclaim against the vendor for lack of maintaining the service contract. Accordingly the company is seeking damages against the vendor in the sum of $500,000. A court case that was scheduled for June, 2002 has been deferred to an undetermined date in the fall.

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

         In November, 2001, the Company committed to issue 68,309 common shares in satisfaction of $6832 of interest charges.

         In May and December, 2001 the Company issued 235,000 shares of common stock for interest.

         In December, 2001, the Company issued 500,000 shares of common stock for services.

         In May, 2002, the Company committed to issue 7590 common shares in satisfaction of $759 of interest charges.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date:    July 22, 2002                    By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer