Form 10QSB
period 2002-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2002-11-12
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended August 31, 2002
                                       OR

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of August 31, 2002 was 17,650,667 shares.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                          AUGUST 31, 2002 (UNAUDITED) AND FEB 28, 2002 (AUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                           AUGUST 31, 2002     FEBRUARY 28, 2002
                                          -----------------    -----------------
                                             (UNAUDITED) (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                 $          1,780     $             --
Accounts receivable                                 15,680               65,657
Inventories                                         65,003               72,859
Prepaid expenses                                    76,118               69,785
                                          -----------------    -----------------

         Total current assets                      158,581              208,301

FURNITURE AND EQUIPMENT, NET                        67,494               74,524
INTANGIBLE ASSETS, NET                              90,663              108,820
RESTRICTED CASH                                      2,500                2,500
OTHER ASSETS                                        20,820               20,820
                                          -----------------    -----------------

                  TOTAL ASSETS            $        340,058     $        414,965
                                          =================    =================



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                     AUGUST 31, 2002 (UNAUDITED) AND FEBRUARY 28, 2002 (AUDITED)

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           AUGUST 31, 2002     FEBRUARY 28, 2002
                                          -----------------    -----------------
                                             (UNAUDITED) (AUDITED)

CURRENT LIABILITIES
     Book overdraft                       $             --     $         30,228
     Short-term notes payable                    1,477,676            1,465,176
     Convertible promissory notes                  738,890              750,890
     Capital lease obligations                     161,379              161,379
     Due to related party                            4,295                4,445
     Accounts payable                            1,564,026            1,534,842
     Accrued payroll and other expenses            720,263              625,840
     Accrued interest                              960,459              857,234
                                          -----------------    -----------------


Total liabilities                                5,626,988            5,430,034
                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par
         value 1,000,000 shares authorized
         no shares issued and outstanding               --                   --
     Preferred stock, Series B, $0.01 par
         value 50 shares authorized
         no shares issued and outstanding               --                   --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         17,650,667 shares issued and
         outstanding                               176,508              176,508
     Common stock committed, $0.01 par value        34,849               32,033
     Additional paid-in capital                 12,341,720           12,341,720
     Accumulated deficit                       (17,840,007)         (17,565,330)
                                          -----------------    -----------------

              Total stockholders' deficit       (5,286,930)          (5,015,069)
                                          -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $        340,058     $        414,965
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED AUGUST 31,2002 AND
                          FOR THE THREE MONTHS ENDED AUGUST 31, 2001 (UNAUDITED)

--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS ENDED AUGUST 31,

                                                  2002               2001
                                          -----------------    -----------------
                                              (UNAUDITED) (UNAUDITED)

NET SALES                                 $        274,335     $        416,838

COST OF SALES                                        9,941               11,653
                                          -----------------    -----------------

GROSS PROFIT                                       264,394              405,185
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         138,766              230,837
     General and administrative                    182,069              251,986
     Depreciation and amortization                  15,578               31,424
                                          -----------------    -----------------

         Total operating expenses                  336,413              514,247
                                          -----------------    -----------------

LOSS FROM OPERATIONS                               (72,019)            (109,062)
                                          -----------------    -----------------

OTHER EXPENSE
     Non-cash interest charges                      (2,057)              (4,574)
     Interest expense                              (63,257)             (68,030)
                                          -----------------    -----------------
         Total other expense                       (65,314)             (72,604)
                                          -----------------    -----------------

NET LOSS                                  $       (137,333)    $       (181,666)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.01)    $          (0.01)
                                          =================    =================
DILUTED LOSS PER SHARE                    $          (0.01)    $          (0.01)
                                          =================    =================

WEIGHTED  AVERAGE SHARES OUTSTANDING            18,028,801            17,182,436
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Six months Ended August 31,2002 and
                            For the Six Months Ended August 31, 2001 (unaudited)

--------------------------------------------------------------------------------

                                            FOR THE SIX MONTHS ENDED AUGUST 31,

                                                  2002               2001
                                          -----------------    -----------------
                                              (UNAUDITED) (UNAUDITED)

NET SALES                                 $        765,097     $        913,573

COST OF SALES                                       15,305               26,693
                                          -----------------    -----------------

GROSS PROFIT                                       749,792              886,880
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         428,716              493,147
     General and administrative                    419,628              533,930
     Depreciation and amortization                  31,111               62,884
    Stock-based compensation                            --               10,500
                                          -----------------    -----------------

         Total operating expenses                  879,455            1,100,461
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (129,663)            (213,581)
                                          -----------------    -----------------

OTHER EXPENSE
Non-cash interest charges                           (2,816)             (13,420)
Interest expense                                  (142,198)            (137,303)
                                          -----------------    -----------------
         Total other expense                      (145,014)            (150,723)
                                          -----------------    -----------------

NET LOSS                                  $       (274,677)    $       (364,304)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.02)    $          (0.02)
                                          =================    =================

DILUTED LOSS PER SHARE                    $          (0.02)    $          (0.02)
                                          =================    =================

WEIGHTED-AVERAGE SHARES OUTSTANDING             18,024,935            16,965,847
                                          =================    =================


   The accompanying notes are an integral part of these financial statements.


                                                                                                  MULTIMEDIA TUTORIAL SERVICES, INC
                                                                                                                     AND SUBSIDIARY
                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2002                     17,650,667    $   176,508    $     32,033    $ 12,341,720    $(17,565,330)   $ (5,015,069)

Common Stock committed for:
      Interest                                                                2,816                                           2,816

NET Loss                                                                                                   (274,677)       (274,677)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, Aug 31, 2002 (UNAUDITED)    17,650,667    $    176,508    $     34,849    $ 12,341,720    $(17,840,007)   $(5,286,930)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.


                                                   MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                        AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND
                                  FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------------

                                                          FOR THE SIX MONTHS ENDED AUGUST, 31
                                                                  2002         2001
                                                               ----------   ----------
                                                               (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(274,677)   $(364,304)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                       31,111       62,884
              Common stock committed and issued for interest       2,816       23,920
     (Increase) decrease in
         Accts Receivable                                         49,977       11,047
         Inventories                                               7,856        7,043
         Prepaid expenses and other assets                        (6,333)        (569)

     Increase (decrease) in
         Due to related party                                       (150)       2,640
         Accounts payable                                         29,184      187,689
         Accrued payroll and other expenses                       94,423      (35,272)
         Accrued interest                                        103,224      101,386
                                                               ----------   ----------

Net cash provided by (used in) operating activities               37,431       (3,536)
                                                               ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                          (5,923)      (3,839)
Increase in intangibles                                               --         (300)
                                                               ----------   ----------
Net cash provided by (used in) investing activities               (5,923)      (4,139)
                                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of capital lease obligations                           --      (18,621)
     Proceeds from issuance of notes payable                      12,500       36,500
     Repayment of notes payable                                  (12,000)          --
                                                               ----------   ----------
Net cash provided by financing activities                            500       17,879
                                                               ==========   ==========

       The accompanying notes are an integral part of these financial statements.

                                           6


                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE SIX MONTHS ENDED AUGUST 31,2002 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                      2002               2001
                                                                                ----------------    ----------------

(UNAUDITED) (UNAUDITED)

Net increase in cash and cash equivalents                                       $        32,008    $         10,204

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                               (30,228)           (64,442)
                                                                                ----------------   ----------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                                   $          1,780   $       (54,238)
                                                                                ================   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $        38,974   $        35,917
                                                                                ================   ================

     INCOME TAXES PAID                                                          $           310    $          910
                                                                                ================   ================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended August 31, 2002, the Company committed to issue 28,160 shares of common stock for $2816 of interest expense incurred.

During the six months ended August 31,2001, the Company committed to issue 451,196 shares of common stock for $20,620 of consulting services rendered and interest expense incurred.

During the six months ended August 31,2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.


   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------


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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2001 (UNAUDITED)
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the first six months ended August 31, 2002, the Company committed to issue 28,160 common shares for $2,816 of interest expense incurred.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001. Net sales for the fiscal quarter ended August 31, 2002 (the "2002 Period") were $274,335 compared to $416,838 in the fiscal quarter ended August 31, 2001 (the "2001 Period"). In this quarter the Company's largest client, in an effort to reduce its own costs, substantially reduced its outsourcing work to the Company which resulted in a reduction of revenue.

         Gross profit was $264,394 in the 2002 Period compared to $405,185 in the 2001 Period.

         Selling and marketing expenses decreased to $138,766 in the 2002 Period compared to $230,837 for the 2001 Period.

         General and administrative expenses decreased to $182,069 in the 2002 Period compared to $251,986 in the 2001 Period.

         Depreciation and amortization decreased to $15,578 in the 2002 period from $31,424 in the 2001 period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense was $63,257 in the 2002 Period compared to $68,030 in the 2001 Period. The Company also incurred non-cash interest expense of $2,057 in the 2002 period and $4,574 in the 2001 period relating to stock issued for interest charges.

         Net loss from operations before depreciation and amortization decreased to $56,441 for the 2002 Period as compared to $77,638 for the 2001 Period.

         Net Loss from operations decreased to $137,333 in the 2002 Period compared to $181,666 in the 2001 Period.

         The Company has given its Math Made Easy website a facelift, in order to attract more customers to its site and to increase conversion of visits to sales.

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

          The Company has converted most of its product into CD Rom format, so that its customers may choose between video and CD Rom. The Company is in discussion with another software developer to upgrade the Company's programs into interactive CD Rom tutorial format that would offer students diagnostic assessment before and after completing the tutorial lesson. The Company believes that with such an option these tutorials would offer new significant learning benefits that would make it particularly attractive for schools and colleges.

         In October, 2002, the Company restarted its advertising campaign with a three week test on a national radio talk show. As results demonstrated a good response, the Company expects to expand the campaign in November. The Company is utilizing the services of a New York advertising agency who also handles other well known educational accounts. The agency is developing an expanded campaign for the Company in the first quarter of 2003 as it will take advantage of low direct response rates on top shows and programs on radio as well as TV.

           The Company began a new outbound telemarketing campaign in the fall of 2002 to sell English as a second language for one of the premiere publishers in the ESL industry. The Company has also signed an agreement to distribute vocabulary, grammar and writing programs for one of the large direct response publishers in the self- improvement category. The company has begun to sell these programs to its database of existing customers as well as to home schoolers.

         The Company has maintained its teleservicing division which specializes in sales and customer service for third party accounts. The Company has undertaken an increased focus on attracting new teleservicing accounts through senior management's direct involvement and initiative.

         RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED AUGUST 31, 2002 AND 2001. Net sales for the six (6) months ended August 31, 2002 (the "2002 Period") were $765,097 compared to $913,573 in the six (6) months ended August 31, 2001 (the "2001 Period"). In the current period, the Company's largest client, in an effor to reduce costs, substantially reduced its outsourcing work to the Company which resulted in a reduction in revenue.

         Gross profit was $749,792 in the 2002 Period compared to $886,880 in the 2001 Period.

         Selling and marketing expenses decreased to $428,716 in the 2002 Period compared to $493,147 for the 2001 Period.

         General and administrative expenses decreased to $419,628 in the 2002 Period compared to $533,930 in the 2001 Period.

         Interest expense was $142,198 in the 2002 Period compared to $137,303 in the 2001 Period. The Company also incurred non-cash interest charges of $2,816 in the 2002 Period compared to $13,420 in the 2001 Period relating to stock issued for interest charges.

         Depreciation and amortization decreased to $31,111 in the 2002 Period from $62,884 in the 2001 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Stock based compensation was 0 in the 2002 Period compared to $10,500 in the 2001 Period.

         Net Loss from operations before depreciation and amortization decreased to $98,552 for the 2002 period compared to $150,697 for the 2001 period.

         Net loss from operations decreased to $274,677 in the 2002 Period compared to $364,304 in the 2001 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had $1780 cash, In addition to restricted cash, in the 2002 period compared to a book overdraft of $30,228 in the 2001 period.

         Net cash provided from operations in the 2002 Period was $37,431 compared to net cash used in operations of $3,536 in the 2001 Period.

         Net cash used in investing activities in the 2002 Period was $5,923 compared to $4,139 in the 2001 Period.

         Net cash provided from financing activities in the 2002 Period was $500, compared to $17,879 in the 2001 Period.

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

         In May, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs. Additionally, the Company converted 405,457 common shares of committed stock into actual stock.

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

         In August, 2002, the Company committed to issue 28,160 common shares in satisfaction of $2816 of interest charges.

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

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, in December, 2001, the Company came to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions, in the form of agreements on a periodic basis, but there is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $435,000.

         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. In the end of October, 2002, the Company had a pre-trial conference with the Judge and AT&T and it was agreed to by both parties to conduct an informal discovery for a period of 60 days during which time the Company will provide documentation to substantiate its claim of incorrect billings.

         A media Company has initiated litigation against the Company for approximately $16,000 relating to past advertisement. The Company's counsel has filed an answer to the suit stating that the Company did not owe the amount being claimed.

         The Company was advised on June 13, 2002 by its principal customer that within the next several weeks that it would be substantially reducing its business with the Company as a result of planned cost reduction in their operations. At that time, the revenue generated by this client amounted to approximately 75% of the Company's total revenue. The loss of this revenue will have an adverse effect on the Company's cash flow and its ability to meet current expenses as well as outstanding liabilities. To date, the Company has seen a sharp drop in its revenue from this client. In response to this event the Company has instituted a variety of cost cutting measures to offset the loss of revenues. The Company has concluded agreements with several other clients although the total volume of business from these new accounts cannot, as of yet, be determined. The Company seeks to continue to actively seek to add teleservicing clients. The Company has also relaunched its Math Made Easy advertising campaign and expects to be able to expand in the first quarter when advertising inventory is plentiful. There is no assurance that the Company will be successful in its efforts.

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In September, 2000 the Company received $100,000 in funding and issued 1,000,00 shares of common stock and 1,000,000 warrants. In January 2001, the Company received $25,000 in funding and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000. In addition, the Company may have to increase capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

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

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, in December, 2001, the Company came to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. The agreement does not require any fixed payment schedule, but stipulates that the Company will make payments to the creditor which are tied to the Company's profits. In addition, the creditor has given the Company the option of paying off the entire debt within the twelve-month period for $345,000 representing approximately one-half of the outstanding balance. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions, but there is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. In addition, the Company is in arrears for federal and state payroll tax and unemployment tax in the approximate amount of $435,000.

The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. In the end of October, 2002, the Company had a pre-trial conference with the Judge and AT&T and it was agreed to by both parties to conduct an informal discovery for a period of 60 days during which time the Company will provide documentation to substantiate its claim of incorrect billings.

       A media Company has initiated litigation against the Company for approximately $16,000 relating to past advertisment. The Company's counsel has filed an answer to the suit stating that the Company did not owe the amount being claimed.

ITEM 2.  CHANGES IN SECURITIES

         c. RECENT SALES OF UNREGISTERED SECURITIES.

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

         In August, 2002, the Company issued 28,160 common shares in satisfaction of $2816 of interest charges.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         99.1       Certification of Chief Executive Officer and Chief
                    Financial Officer

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: November 12, 2002                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                             a Delaware corporation

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Barry Reichman, Chief Executive Officer and Chief Financial Officer of Multi-Media Tutorial Services, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended August 31, 2002 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of Multi-Media Tutorial Services, Inc., a Delaware corporation (the "Company") for the quarterly period ended August 31, 2002 (the "Quarterly Report");

         (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 12, 2002                   By: /s/  Barry Reichman
                                               ---------------------------
                                               Barry Reichman
                                               Chief Executive Officer and
                                               Chief Financial Officer