Form 10QSB
period 2002-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2003-02-19
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended November 30, 2002

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of November 30, 2002 was 17,650,667 shares.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 2002 (UNAUDITED) AND FEB 28, 2002 (AUDITED)
================================================================================

                                     ASSETS

                                                    NOVEMBER 30,   FEBRUARY 28,
                                                       2002            2002
                                                    -------------  -------------
                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                           $     11,079   $         --
Accounts receivable                                       21,129         65,657
Inventories                                               63,289         72,859
Prepaid expenses                                          76,549         69,785
                                                    -------------  -------------

         Total current assets                            172,046        208,301

FURNITURE AND EQUIPMENT, net                              60,766         74,524
INTANGIBLE ASSETS, net                                    82,603        108,820
RESTRICTED CASH                                            2,500          2,500
OTHER ASSETS                                              20,820         20,820
                                                    -------------  -------------

                  TOTAL ASSETS                      $    338,735   $    414,965
                                                    =============  =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Book overdraft                                 $         --   $     30,228
     Short-term notes payable                          1,488,176      1,465,176
     Convertible promissory notes                        738,890        750,890
     Capital lease obligations                           161,379        161,379
     Due to related party                                  3,495          4,445
     Accounts payable                                  1,586,695      1,534,842
     Accrued payroll and other expenses                  752,598        625,840
     Accrued interest                                  1,011,042        857,234
                                                    -------------  -------------

         Total  liabilities                            5,742,275      5,430,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                     --             --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                     --             --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         17,650,667 shares issued and outstanding        176,508        176,508
     Common stock committed, $0.01 par value              35,925         32,033
         Additional paid-in capital                   12,341,720     12,341,720
     Accumulated deficit                             (17,957,693)   (17,565,330)
                                                    -------------  -------------

              Total stockholders' deficit             (5,403,540)    (5,015,069)
                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    338,735   $    414,965
                                                    =============  =============


The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED NOVEMBER 30,2002 AND
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)
================================================================================


                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                     2002               2001
                                                 -------------     -------------
                                                  (UNAUDITED)       (UNAUDITED)

NET SALES                                        $    227,431      $    519,298

COST OF SALES                                           9,812            15,199
                                                 -------------     -------------

GROSS PROFIT                                          217,619           504,099
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                            129,823           323,224
     General and administrative                       133,822           229,271
     Depreciation and amortization                     15,557            31,625
                                                 -------------     -------------

     Total operating expenses                         279,202           584,120
                                                 -------------     -------------

LOSS FROM OPERATIONS                                  (61,583)          (80,021)
                                                 -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                          1,076             6,831
     Interest expense                                  55,027            72,510
                                                 -------------     -------------

         Total other expense                           56,103            79,341
                                                 -------------     -------------

NET INCOME (LOSS)                                $   (117,686)     $   (159,362)
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.01)     $      (0.01)
                                                 =============     =============
DILUTED LOSS PER SHARE                           $      (0.01)     $      (0.01)
                                                 =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                18,049,264        17,228,429
                                                 =============     =============




The accompanying notes are an integral part of these financial statements.


                                                          MULTIMEDIA TUTORIAL SERVICES,INC
                                                                     AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------



                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, FEB 28, 2002                    17,650,657     $   176,508    $     32,033    $ 12,341,720    $(17,565,330)   $ (5,015,069)

Common stock committed for
      Interest                                                                3,892                                           3,892

NET LOSS                                                                                                   (392,363)       (392,363)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, November 30, 2002
           (UNAUDITED)                   17,650,667    $    176,508    $     35,925    $ 12,341,720    $(17,957,693)   $ (5,403,540)
                                       =============   =============   =============   =============   =============   =============






The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED NOVEMBER 30,2002 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)
================================================================================


                                                 NINE MONTHS ENDED NOVEMBER 30,
                                                    2002                2001
                                                -------------      -------------
                                                 (UNAUDITED)        (UNAUDITED)


NET SALES                                       $    992,528       $  1,432,871

COST OF SALES                                         25,117             41,892
                                                -------------      -------------

GROSS PROFIT                                         967,411          1,390,979
                                                -------------      -------------

OPERATING EXPENSES
     Selling and marketing                           558,539            816,371
     General and administrative                      553,450            763,201
     Depreciation and amortization                    46,668             94,509
     Stock-based compensation                             --             10,500
                                                -------------      -------------

         Total operating expenses                  1,158,657          1,684,581
                                                -------------      -------------

LOSS FROM OPERATIONS                                (191,246)          (293,602)
                                                -------------      -------------

OTHER EXPENSE
Non-cash interest charges                              3,892             20,251
Interest expense                                     197,225            209,813
                                                -------------      -------------

         Total other expense                         201,117            230,064
                                                -------------      -------------

NET LOSS                                        $   (392,363)      $   (523,666)
                                                =============      =============

BASIC LOSS PER SHARE                            $      (0.02)      $      (0.03)
                                                =============      =============

DILUTED LOSS PER SHARE                          $      (0.02)      $      (0.03)
                                                =============      =============

WEIGHTED-AVERAGE SHARES OUTSTANDING               18,032,986         17,052,738
                                                =============      =============






The accompanying notes are an integral part of these financial statements.

                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                   AND SUBSIDIARY
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND
                                          FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)
=================================================================================================
                                                                    NINE MONTHS ENDED NOVEMBER 30,
                                                                        2002            2001
                                                                     ------------    ------------
                                                                     (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(392,363)    $  (523,666)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                               46,668          94,509
              Common stock committed and issued for interest               3,892          20,251
              Common stock committed and issued for services                 -            10,500
     (Increase) decrease in
         Accounts receivable                                              44,528          34,882
         Inventories                                                       9,570           7,952
         Prepaid expenses and other assets                                (6,764)           (568)
     Increase (decrease) in
         Due to related party                                               (950)          8,770
         Accounts payable                                                 51,853         207,366
         Accrued payroll and other expenses                              126,758          19,792
         Accrued interest                                                153,808         151,528
                                                                     ------------    ------------
Net cash provided from operating activities                               37,000          31,316
                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                  (5,673)         (7,839)
     Increase in intangibles                                              (1,020)           (300)
                                                                     ------------    ------------
Net cash used in investing activities                                     (6,693)         (8,139)
                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                              23,000          36,500
     Repayment of notes payable                                          (12,000)         (5,300)
     Repayment of capital lease obligation                                    --         (18,621)
                                                                     ------------    ------------
Net cash provided by financing activities                                 11,000          12,579
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                 $    41,307     $    35,756

   BOOK OVERDRAFT, BEGINNING OF YEAR                                     (30,228)        (64,442)
                                                                     ------------    ------------
Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                        $    11,079     $   (28,686)
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                   $    43,417     $    58,285
                                                                     ============    ============
     INCOME TAXES PAID                                               $       310      $      910
                                                                     ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended November 30, 2002, the Company committed to issue 38,920 shares of common stock for $3,892 of interest expenses incurred.

During the nine months ended November 30, 2001, the Company committed to issue 519,505 shares of common stock for $27,451 of consulting services rendered and interest expenses incurred.

During the nine months ended November 30, 2001, the Company issued 110,000 shares of common stock for $3300 of financing costs.



The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 (UNAUDITED)
================================================================================


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ended February 28, 2003. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2002.

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

STOCKHOLDER'S EQUITY

During the first nine months ended November 30, 2002, the Company committed to issue 38,320 common shares for $3,892 of consulting services rendered and interest expense incurred.

STOCK OPTIONS

The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options.

SUBSEQUENT EVENTS

Subsequent to November 30, 2002 the Company received an investment of $50,000 in the purchase of a series "C" note.

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

         RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED NOVEMBER 30, 2002 AND 2001. Net sales for the three (3) months ended November 30, 2002 (the "2002 Period") were $227,431 compared to $519,298 in the three (3) months ended November 30, 2001 (the "2001 Period"). These results reflect the Company's departure from its telesales outsourcing work on behalf of other companies which are associated with high personnel costs to a return to the marketing and selling of its proprietary educational products from which it enjoys a gross profit margin in the area of 90%.

         Gross profit was $217,619 in the 2002 Period compared to $504,099 in the 2001 Period.

         Selling and marketing expenses decreased to $129,823 in the 2002 Period compared to $323,224 for the 2001 Period.

         General and administrative expenses decreased to $133,822 in the 2002 Period compared to $229,271 in the 2001 Period.

         Depreciation and amortization decreased to $15,557 in the 2002 Period compared to $31,625 in the 2001 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense decreased to $55,027 in the 2002 Period compared to $72,510 in the 2001 Period. The Company also had non-cash interest charges of $1,076 in the 2002 Period and $6,831 in the 2001 Period relating to stock issued for interest expense.

         Net loss from operations before depreciation and amortization was $46,026 in the 2002 Period compared to a loss of $48,396 in the 2001 Period.

         Net loss decreased to $117,686 in the 2002 Period compared to $159,362 in the 2001 Period. Loss from operations decreased to $61,583 in the 2002 Period compared to a loss of $80,021 in the 2001 Period.

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

         In October, 2002, the Company restarted its advertising campaign with a three week test on a national radio talk show. As results from this test demonstrated a favorable response, the Company has embarked on a full fledged relaunch of its Math Made Easy advertising campaign, utilizing the services of a New York advertising agency who has successfully coordinated the media for a well known educational company. The Math Made Easy campaign now includes regular weekly advertising on several national radio networks targeted to mothers with school age children. The Company is currently expanding its radio campaign to several new radio networks with large listening audiences as well as cable television and regional newspapers. If television and print advertising prove to be successful, they will be incorporated into the Company's regular campaign. By reaching out to different advertising venues, the Company expects to be able to reach the various demographics that are included in its potential customer base. At the same time, the diversification over different networks will enable the Company to more easily ride out any temporary inability to purchase advertising on a specific venue due to a seasonal increase in demand. It is quite possible, however, that the Company will require additional funding to enable it to maintain and expand the current advertising campaign. There can be no assurance that such funding will become available to the Company.

         During the course of this initial campaign, the Company has seen a marked increase in its ability to convert calls to sales as compared with its historical experience. The Company contributes its higher rate of conversion to both the targeted demographics of its current advertising campaign as well as the heightened focus that parents are giving today to their children's academic success. The Company has also seen a steady and progressive increase in both the number of visitors coming to its Math Made Easy website as well as the number of orders generated by its internet site. The Company attributes this increase to its active purchase of prime positions in many of the math education categories on the search engines. The advertising campaign as well is bringing an increased number of visitors to its site.

         In the previous 10Q the Company reported that its principal client would be gradually phasing out its teleservising which it had outsourced to the Company. The client has since eliminated its entire outsourcing to the Company. The advertising campaign that the Company has undertaken, has substantially replaced the monthly revenues that it had been receiving from this client prior to their phase out. Nonetheless, there can be no assurance that the current campaign will remain financially viable for the foreseeable future.

         The Company has entered an agreement with one of the industry's leaders in English as a second language instruction to coordinate for them a sales and advertising campaign to Spanish speaking individuals living in the United States. The publisher has engaged a creative agency to develop a television commercial that will direct viewers to call the Multimedia's phone representatives for the purchase of the publisher's audio cassette and cd programs relating to English as a second language. The Company will share in the revenue derived from these sales and will also be compensated on a per phone minute basis. The Company has also signed an agreement to distribute vocabulary, grammar and writing programs for one of the large direct response publishers in the self- improvement category. The company has begun to sell these programs to its database of existing customers as well as to home schoolers.

         RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED NOVEMBER 30, 2002 AND 2001. Net sales for the nine (9) months ended November 30, 2002 (the "2002 Period") were $992,528 compared to $1,432,871 in the nine (9) months ended November 30, 2001 (the "2001 Period"). The Company's largest client substantially reduced its outsourcing work to the Company which resulted in a substantial reduction of revenue.

         Gross profit was $987,411 in the 2002 Period compared to $1,390,979 in the 2001 Period. The decrease in gross profit was a consequence of a drop in net sales.

         Selling and marketing expenses decreased to $558,539 in the 2002 Period compared to $816,371 in the 2001 Period.

         General and administrative expenses decreased to $553,450 in the 2002 Period compared to $763,201 in the 2001 Period.

         Depreciation and amortization decreased to $46,668 in the 2002 Period compared to $94,509 in the 2001 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Stock based compensation decreased to zero in the 2002 Period compared to $10,500 in the 2001 Period.

         Interest expense decreased to $197,225 in the 2002 Period compared to $209,813 in the 2001 Period. The Company also had non-cash interest charges of $3,892 in the 2002 Period and $20,251 in the 2001 Period relating to stock issued for interest expense.

         Net loss from operations before depreciation and amortization decreased to $144,578 in the 2002 Period compared to a loss of $199,093 in the 2001 Period.

         Net loss decreased to $392,363 in the 2002 Period compared to $523,666 in the 2001 Period. Loss from operations decreased to $191,246 in the 2002 Period compared to a loss of $293,602 in the 2001 Period.


                        LIQUIDITY AND CAPITAL RESOURCES.

         The Company's cash and restricted cash was $21,079 at November 30, 2002 compared to a book overdraft of $27,728 at February 28, 2002.

         Net cash provided from operations in the nine (9) months ended November 30, 2002 was $37,000 compared to $31,316 in the nine (9) months ended November 30, 2001.

         Net cash used in investing activities in the nine (9) months ended November 30, 2002 was $6,693 compared to $8,139 in the nine (9) months ended November 30, 2001.

         Net cash provided from financing activities in the nine (9) months ended November 30, 2002 was $11,000 compared to $12,579 in the nine(9) months ended November 30, 2001.

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis.

         In April 1996, the Company received gross proceeds of $500,000 from the issuance of convertible notes. The notes bear interest at 10% per annum and an accelerated rate of 17% per annum beginning April 17, 1997. The note holders have the right to convert the principal and accrued interest into common shares of the Company at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days immediately preceding the conversion. In the event of default, as defined, the Company will not have the right to compel conversion. The Company placed 909,090 shares of common stock into escrow for the benefit of the note holders. During the nine months ended November 30, 1996, $250,000 was converted into 34,190 shares and $250,000 of principal remain outstanding and are currently due and payable. As a result of the conversion, 45,455 shares remained in escrow.

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. As of June 9, 2000, the note holders had converted all of the loans into 5,200,000 shares of common stock, including 1,600,000 of common stock issued in the fiscal quarter ended May 31, 2001.

         The Company has received advances aggregating $375,000, which bear interest at the rate of 10% per year, and are currently due and payable.

         In December 1999 the Company entered into a consulting agreement with a software consulting firm. The consultants were to develop a web site and a CD Rom program. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay all fees with stock. The Company has issued 433,333 shares of common stock. The web site is operational but the CD Rom is not as yet completed. The Company is negotiating with the vendor as to the number of shares that will be issued upon completion of the package.

         From November 1999, to July 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of August 31, 2000, the Company converted $312,500 principal amount of the Series A Notes and $100,000 principal amount of Series B Notes, plus accrued interest, at a conversion price of $0.10 per share, into an aggregate of 4,133,611 shares of Common Stock. The Company recorded a non-cash interest expense of $357,908 in connection with the below-market conversion feature of these notes.

         From November 1999 to February 2000, the Company issued $100,000 of unsecured, demand promissory notes, bearing interest at the rate of 10% per annum.

         As of February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% PER ANNUM. As of February 2001, this note has expired and Holtz Rubinstein & Co has received a judgment for $120,000.

         In August 2000, the Company issued 40,740 shares of Common Stock to a consultant in consideration of an interest payment of $4,074.

         In September 2000, the Company issued 1,000,000 shares of Common Stock to an existing stockholder of the Company in consideration of $100,000. The shares have certain piggyback registration rights.

         In September 2000, the Company issued 280,000 shares of Common Stock in consideration of the conversion of $28,000 in payables to a vendor. In January, 2001, the Company received $25,000 cash and issued 125,000 shares and 125,000 warrants exercisable at $0.25 per share and a debenture in the amount of $25,000.

         In January 2001, the Company received $25,000 cash and issued 125,000 Common shares and 125,000 warrants exercisable at $0.25 and a debenture in the amount of $25,000.

         In May 2001, the Company issued 110,000 shares of common stock for $3,300 of financing costs. Additionally, the Company converted 405,457 of committed shares into actual common shares.

         In August 2001, the Company committed to issue 45,739 common shares in satisfaction of $4,574 of interest charges.

         In November 2001, the Company committed to issue 68,309 common shares in satisfaction of $6,831 of interest charges.

         In May and December 2001 the Company issued 235,000 shares of common stock in satisfaction of of interest charges.

         In December 2001 the Company issued 500,000 shares of common stock for of services rendered.

         In May 2002 the Company committed to issue 7,590 common shares in satisfaction of $759 of interest charges.

         In August 2002 the Company committed to issue 20,570 common shares in satisfaction of $2,057 of interest charges.

         In November 2002 the Company committed to issue 10,760 common shares in satisfaction of $1,076 of interest charges.

         In February 2003 the Company received $50,000 for the issuance of its "C" unit, which includes a convertible, unsecured promissory note. The note accrues interest at the rate of 10 percent per annum payable in cash upon maturity, and the note is due in three years from the date of issuance. In connection with the "C" unit, the Company has committed to issue to the investor 500,000 shares of unregistered common stock. The notes are convertible into common stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share.

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

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, in February, 2003, the Company came to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. Other creditors have given extensions, in the form of agreements on a periodic basis, but there is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is in arrears for Federal and State payroll tax and Unemployment for approximately, $325,000, $25,000 and $90,000 resptectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has worked out an installment payment agreement with the New York State Department of Taxation and Finance to satisfy its arrears and intends to make similar arrangements with the Federal government and with regard to the NY State Dept of Labor. There is no assurance that the Company will be successful in making such arrangements.

         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. In the end of October, 2002, the Company had a pre-trial conference with the Judge and AT&T and it was agreed to by both parties to conduct an informal discovery for a period of 60 days during which time the Company was to provide documentation to substantiate its claim of incorrect billings. Upon the completion of the 60 days, the Company submitted documentation to support its claims but requested additional records regarding billing records. The Company is currently waiting for ATT to present these records. At this time the status of the case is that it remains in informal discovery.

         The Company has received notice of a suit in the amount of $9500 for certain outstanding invoices. It is currently being reviewed by counsel and a response to this litigation is being planned.

         Since January, 2001 the Company has continued to meet its working capital requirements through internally generated funds. In September, 2000 the Company received $100,000 in funding and issued 1,000,00 shares of common stock and 1,000,000 warrants. In January 2001, the Company received $25,000 in funding and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000. In February, 2003, the Company received $50,000 in funding relating to its "C" unit and committed to issue 500,000 shares of common stock. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

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

         The Company has also reached agreements with certain of its other vendors relating to obligations in the aggregate amount of approximately $900,000 based upon payment schedules. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, in February, 2003, the Company came to a one-year agreement with its largest creditor who had received a judgment against the Company. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The Company is currently in compliance with the agreement. Other creditors have given extensions, in the form of agreements on a periodic basis, but there is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. he Company is in arrears for Federal and State payroll tax and Unemployment for approximately, $325,000, $25,000 and $90,000 resptectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has worked out an installment payment agreement with the New York State Department of Taxation and Finance to satisfy its arrears and intends to make similar arrangements with the Federal government and with regard to the NY State Dept of Labor. There is no assurance that the Company will be successful in making such arrangements.


         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. In the end of October, 2002, the Company had a pre-trial conference with the Judge and AT&T and it was agreed to by both parties to conduct an informal discovery for a period of 60 days during which time the Company was to provide documentation to substantiate its claim of incorrect billings. Upon the completion of the 60 days, the Company submitted documentation to support its claims but requested additional records regarding billing records. The Company is currently waiting for ATT to present these records. At this time the status of the case is that it remains in informal discovery.

         The Company has received notice of a suit in the amount of $9500 for certain outstanding invoices. It is currently being reviewed by counsel and a response to this litigation is being planned.


ITEM 2.  CHANGES IN SECURITIES

         c. Recent Sales of Unregistered Securities.
            ----------------------------------------

         In May, 2001, the Company issued 110,000 shares of common stock for $3,300 of financing costs.

         In July, 2001, the Company committed to issue 405,456 common shares in satisfaction of $16,046 of consulting services and interest charges.

         In August, 2001, the Company committed to issue 45,739 common shares in satisfaction of $4,574 of interest charges.

         In November, 2001, the Company committed to issue 68,309 commons shares in satisfaction of $6,831 of interest charges.

         In December 2001, the Company issued 625,000 common shares in satisfaction of $33,750 of consulting services and interest charges.

         In February 2002, the Company committed to issue 100,000 common shares in satisfaction of $5,000 of interest charges.

         In May 2002, the Company committed to issue 7,590 common shares in satisfaction of $759 of interest charges.

         In August 2002, the Company committed to issue 20,570 common shares in satisfaction of $2,057 of interest charges.

         In November 2002, the Company committed to issue 10,760 common shares in satisfaction of $1,076 of interest charges.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         99.1     Certification of Chief Executive Officer and Chief Financial
                  Officer

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended November 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: February 19, 2003                     By: /s/ Barry Reichman
                                               -------------------------------
                                               Barry Reichman
                                               Chief Executive Officer and
                                               Chief Financial Officer

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



Dated: February 19, 2003                             By: /s/  Barry Reichman
                                                     ---------------------------
                                                     Barry Reichman
                                                     Chief Executive Officer and
                                                     Chief Financial Officer