Form 10KSB
period 2003-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2003-07-15
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2003 were $1,168,058.

The number of shares outstanding of the issuer's Common Stock as of July, 2003 was 17,650,667 shares. The aggregate market value of the Common Stock (17,399,273) held by non-affiliates, based on the approximate average of the bid and asked prices ($.010) of the Common Stock as of July 11, 2003 was $173,273.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company produces, acquires and distributes a variety of products to educational institutions and consumers using direct marketing through television, radio, print advertising and internet advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape and CD Rom for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes, CD Roms and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics videotapes available.

         The Company generates leads through television, radio advertisements and internet advertising. The Company utilizes its own inbound and outbound telephone sales force to convert these leads into sales. The Company uses different 800 numbers for each channel on which it advertises, which permits the Company to track the effectiveness of its advertising. Payment is made by credit card or direct debit to a checking account. The product is then shipped by a fulfillment house to the customer. The Company's products have been purchased by over 250,000 customers over the last five years.

         The Company's objective is to become the premiere resource for parent and students across the country for their tutorial and remedial home study programs. To accomplish this objective, the Company has relaunched, in September, 2002 a nationally based advertising campaign promoting its products. Subject to the availability of additional financing, the Company intends to expand product offerings for sale to individual consumers by developing, licensing or acquiring new complementary educational products. The Company has also, in the past year, acquired distribution rights to new products in the areas of grammar, vocabulary, writing, foreign language and electronic learning games. These new products are currently being sold through the Company's website as well as by its sales force. Over the next year, the Company intends to seek out additional products in a wide array of other academic subjects including, but not limited to, tutorial programs in reading, communications and science. The Company's website, Mathmadeeasy.com, provides a full menu of the Company's tutorial programs with easy to use ordering facilities. The Company has experienced a steady increase in both visitors to its website as well as sales conducted through the website. Approximately 10,000 unique visitors now visit the site on a weekly basis.

THE PRODUCTS

         The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" videotapes and ancillary material for direct sale to consumers via direct marketing through national and local TV and radio advertising. See "Sales Marketing & Distribution"

CURRENT PRODUCTS

         The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college levels. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape lesson reviews accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes at a price of $200. Sets of five video tapes are sold to schools at a price of $250, and $9.95 per each additional workbook The Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include videotapes, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and distributed through the Company's direct marketing division. The average reading consumer order consists of five videotapes at a price of $159.

NEW FORMATS

The Company is currently in discussion with a DVD and software producer to convert its video programs into DVD format. The companies are also talking about adding an interactive component to the Math Made Easy programs.

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

PRODUCT ACQUISITION

         In addition to developing its own math product, the Company purchases or licenses product from third parties, such as the Reading Made Easy(TM) line and student versions of Verbal Advantage.

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

         In the fiscal year ended February 28, 2003, consumer videotape sales and school videotape sales constituted approximately 80%, and 20% of total educational sales, respectively. For the fiscal year ended February 29, 2002, consumer videotape sales and school videotape sales constituted approximately 80% and 20% of total educational sales, respectively.

SALES, MARKETING AND DISTRIBUTION

         The Company markets its videotapes, CD Roms and related materials to consumers primarily by inbound sales efforts, which are supported by advertising on radio and television on a national and regional level. Each commercial is assigned a distinct 800 telephone number to call. The Company tests the efficiency of each commercial on a daily and weekly basis by sourcing each incoming call by the phone number that was dialed. The results of tracking consumer response directly affect the placement of future advertising. The Company's sales staff, which responds to incoming calls, seeks to convert into sales all leads, which are generated by the Company's advertising. The salesperson attempts to record all pertinent information regarding the customer who responded to the advertisement, thereby adding the potential customer to the Company's database even if they do not purchase at that time. If the customer agrees to purchase the product, the salesperson will record either credit card or checking account information, which is then transferred to the billing department which processes the payment and sends the information to the fulfillment center for shipping.

         The Company conducts an active outbound sales program to its past customers in which it provides that customer the follow-up course at a discounted price. A significant percentage of customers purchase additional programs within six to twelve months following their initial purchase.

         The Company maintains active relationships with several school and library distributors who order a wide array of the Company's programs. Additionally, the Company deals directly with a significant number of school districts who order the Company's programs from time to time.

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

ADVERTISING

        Remnant advertising inventory, which had been scarce in the hey day of the dot com frenzy has now returned to levels not seen in several years, resulting in a plethora of advertising opportunities for the Company and its products. The Company has been able to buy select advertising on a "per inquiry" basis as well as on a "per order' basis.

         Over the last nine months, the Company has relaunched its national advertising campaign on radio. The Company has, during this time, been testing some of the major national news and talk syndicated programs where it continues to find a receptive audience for the Company's programs. The Company has maintained a regular frequency on several of these programs where the ROI (Return on Investment) for these advertisements have been positive.. The Company continues to test new venues on radio and plans on expanding into television as well. The Company has also found the internet to be a positive environment for advertising its products and continues to look for new venues on the web for the generation of qualified leads. The Company also plans on exploring print opportunities which have favorable readership demographics for the advertisement of its products.

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

PERSONNEL AND TRAINING

       The Company believes that the quality of its employees is a key factor in its effort to develop a profitable sales business. The Company tailors its recruiting and training techniques towards the industries and products it services. All salespeople receive a detailed review of each product they will be selling. In addition, the Company trains its salespeople in the art of converting an inquiry into a sale. A salesperson is in training for approximately 5 days, prior to receiving customer calls on a full-time, solo basis. Furthermore, the Company continually monitors telemarketers' conversations to assure quality and customer satisfaction. Compensation is based on a combination of salary and commission. See "Risk Factors."

RETURNS, GUARANTY AND WARRANTY POLICIES

       The Company offers its customers a 90 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its sales efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include increasing the appeal of the Company's products by designing more attractive packaging, and enclosing with its shipments full color catalogues and parent guides. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. See "Risk Factors."

SEASONALITY

       The Company's educational sales business is highly seasonal. Demand falls off significantly during summer and mid-winter school vacation periods. This seasonality greatly affects the Company's advertising campaigns, which must be timed to coincide with the annual periods when demand is traditionally high.

ADVERTISING AVAILABILITY

       The Company does not reserve advertising time in advance and purchases air time at the lowest possible rates. Consequently, its reservations are subject to last minute cancellation by the radio and television stations. In addition, as a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing cost effective media time. Notwithstanding the fact that softness currently prevails in the general economic climate, the Company has experienced, from time to time, a situation where remnant advertising time is extremely short in supply. This shortness of supply reduces the Company's options of where it places its advertisements and can have a negative impact on its results.

PROPRIETARY RIGHTS

       The Company has received certificates of registration with the United States Trademark Office for the following trademarks: MATH MADE EASY, PASSPORT TO MATH SUCCESS, LEARNING TRENDS, AND REAL LIFE MATH. The Company has filed applications with the United States Trademark Office for the registration of READING MADE EASY.

EMPLOYEES

       As of June 10, 2003, the Company had 10 employees, of whom 2 were executive officers, 5 were engaged in sales, and 3 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

       The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.

       In the first half of the fiscal year ended February 28, 2003, the Company's principal source of revenue was its customer service outsourcing operation, with its principal client being Net2phone. The Company had acquired this account to supplement for its educational sales revenue which had been sharply reduced as a result of the unavailability of advertising opportunities which it expereinced during the internet bubble. On June 13, 2002, the Company was advised that Net2phone would be phasing out its outsourcing with the Company. This negatively impacted revenues during the summer and early fall of 2002. The Company has subsequently relaunched its advertising campaign and has rebuilt the revenue base through the sales of its core educational products.

HISTORY OF OPERATING LOSSES

       The Company has experienced significant losses from operations since inception. It experienced losses of $ $722,749 and $810,563 for the fiscal years ended February 28, 2003 and 2002. As of February 28, 2003, the Company had a working capital deficit of $5.221,733 and an accumulated deficit of $18,280,829. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2003, the Company had outstanding investor loans and advances aggregating $2,291,066 of which a certain amount may be converted into equity. All of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

       The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 11,156,689 shares of Common Stock at exercise or conversion prices ranging from $.01 to $.90 per share. The Company currently has outstanding 17,650,667 shares of Common Stock and as of June 10, 2003, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.01 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

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

RETURNS

       The Company typically experiences returns of 15-20% which is standard for the industry.

SEASONALITY AND AVAILABILITY OF MEDIA TIME

       The Company's educational sales business is highly seasonal. Demand falls off significantly during summer and mid-winter school vacation periods. This seasonality greatly affects the Company's advertising campaigns, which must be timed to coincide with the annual periods when demand is traditionally high. In addition, the Company does not reserve advertising time in advance in order to purchase air time at the lowest possible rates; rather, it purchases direct response time, which is characterized as remnant time and is difficult to purchase efficiently. In addition, its reservations are subject to last minute cancellation by the radio and television stations. As a result of the Company's dependence on the availability of media time, operating results can be negatively impacted by difficulty in purchasing media time such as occurs during elections and holidays. Any significant decrease in sales during the season when business activity is high and media time availability is scarce, could have a material adverse impact upon the Company's operations. Although the Company is trying to reduce its dependence on curriculum based products, it will in all likelihood continue to experience significant seasonality in sales of its educational products.

INFLUENCES OF THE ECONOMY

       The current weakness of the economy may have an adverse impact on the Company's current clients and their ability to provide the Company with steady sources of revenue. The economic climate, if it continues to worsen, may, as well, diminish the performance of the Company's own advertising campaign on behalf of its own Math Made Easy(TM) products.

LIMITED PRODUCT LINE

       In the fiscal year ended February 28, 2003, most of the Company's educational sales were from the Math Made Easy(TM) product line. The Company is currently selling its math programs in both videotape and CD Rom formats. Many of the educational product companies have reconfigured their videotape based programs into interactive computer software. The Company has plans to do this as well but currently lacks the funding to embark on this project. The failure of the Company to reposition its intellectual property into the interactive computer format may render its product obsolete. While the Company is actively seeking funding for this development, there can be no assurance that it will be successful in obtaining such funding. Alternatively, the Company is actively looking for a joint venture partnership with software development companies that can enable the Company to produce these new formats with only a limited capital investment.

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

CREDIT CARD FRAUD

       Credit card fraud perpetrated by disreputable telemarketing operations have adversely affected the willingness of the consumers to make use of their credit cards by telephone. This may adversely affect the Company's ability to secure credit card orders

TURNOVER RATE

       Recruiting, training and retaining qualified salespeople is essential for the Company. There is a high turnover rate among salespeople as a result of the frustration of the sales process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of salespeople is a lengthy process, which involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of salespeople for its level of advertisements and the number of clients it is servicing. Too many advertisements may overwhelm the salespeople while too few advertisements may lead to a drop in the commissions, which will cause the salespeople to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its salespeople. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of salespeople.

COMPETITION

       The Company's educational videotape offerings compete with a variety of software related tutorials of well established companies, who market their materials in computer software related stores. These companies typically provide a significant advertising budget to support their retail sales programs. In addition, the Company's self help tutorial programs compete with local and national privately owned learning centers such as Sylvan Learning Corp as well as Kaplan's educational testing centers. These companies allocate many millions of dollars to support the branding of these centers. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is also characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing initiatives via its E-commerce supersite, "MathMadeEasy.com," the Company recognizes that the internet currently hosts many other educational and children related sites that include competitive educational videos and software.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

       As of February 28, 2003 and February 29, 2002, the Company had federal net operating loss carryforwards of approximately $12,024,250 and $11,302,000, respectively, portions of which expire yearly through 2014 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

       The Company leases an approximately 4,700 square foot facility at 205 Kings Highway, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rentals of $8,661.92 subject to annual increases, is scheduled to expire in July, 2003, with an option to extend through January, 2004. The Company also leases a 20,000 square foot warehouse located at 201 Kings Highway in Brooklyn, New York, which calls for a monthly rent of $1,300. As of November 1, 2002, the Company has subleased a portion of its facility which it does not need at present for approximately $3500 per month. This is on a month to month basis and there can be no assurance that this revenue will continue to be received by the Company.

ITEM 3.  LEGAL PROCEEDINGS

       The Company had made a settlement with one of its creditors that had begun litigation on January 6, 2000 in Superior Court, Judicial District of Stanford/Norwalk, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The Creditor sued the Company in the state of Connecticut but the court ruled that the creditor could not proceed with the suit in the State of Connecticut.

       The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company came to a one-year agreement on February 3, 2003 with its largest creditor who had received a judgment against the Company in November 2001 . Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is in arrears for Federal and State payroll tax and Unemployment for approximately, $350,000, $20,000 and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has worked out an installment payment agreement with the New York State Department of Taxation and Finance to satisfy its arrears and intends to make similar arrangements with the Federal government and with regard to the NY State Dept of Labor. There is no assurance that the Company will be successful in making such arrangements.

       One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The Company has secured legal representation to defend the Company in the litigation. .

       Another creditor is suing the Company for $82,000. The complaint was entered on February 6, 2003 in NY State Supreme Court, Suffolk County. The suit deals with equipment leased to the Company. The Company has answered the complaint by denying the claim.

       As of February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% PER ANNUM. As of February 2001, this note has expired and Holtz Rubinstein & Co has received a judgment for $120,000. The complaint by Holtz Rubenstein was entered April, 2001 in Supreme Court, Suffolk County.

       The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. AT&T's claim was filed on December 21, 2001 in United States District Court, Eastern District of New York. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested that AT&T disconnect and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. The Company is currently in informal discovery with AT&T. AT&T, through its attorneys, has informally agreed that based on their initial review of the material furnished to them by the Company to date, they acknowledge an AT&T billing error of close to $100,000. The court magistrate has scheduled September 8, 2003 for a discussion between the parties and the court as to the results of discovery. The Company has recently also been informed by AT&T through its attorney that AT&T will furnish the Company a complete review of all billing records pertaining to the Company so that the Company can cross examine these billing charges independently.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants are listed for trading on the NASD Electronic Bulletin Board under the symbols MMTS and MMTSW, respectively.

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2002 and 2003 and the initial quarter of the fiscal year ending February 28, 2004, and further reflects the period preceding and following May 24, 1999, the date on which the Company effected a one-for-ten reverse split of the issued and outstanding Common stock. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

COMMON STOCK

                                         Bid Prices              Asked Prices
                                         ----------              ------------
                                       High        Low           High      Low
                                       ----        ---           ----      ---
Year Ended February 29, 2002
1st quarter                            0.065      0.03            0.08     0.04
2nd Quarter                            0.04       0.15            0.06     0.19
3rd Quarter                            0.045      0.008           0.055    0.15
4th Quarter                            0.09       0.031           0.11     0.04

Year Ending February 28, 2003

1st Quarter                            0.035      0.11            0.045    0.016
2nd Quarter                            0.016      0.014           0.016    0.016
3rd Quarter                            0.013      0.013           0.013    0.013
4th Quarter                            0.011      0.011           0.011    0.011

Year Ending February 29, 2004
1st Quarter                            0.012      0.012           0.012    0.012

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on July 11, were approximately $.008 and $.011, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

         In November 2002 the Company committed to issue 10,760 common shares in satisfaction of $1,076 of interest charges

         In February 2003, the Company committed to issue 500,000 common shares in connection with the issuance of a 50,000 unsecured convertible promissory note.

         In addition to the various issuances of securities referenced above in this Report, the Company issued options to purchase 7,275,000 shares of Common Stock at exercise prices ranging from $.01 to $.25 to various employees and consultants of the Company during the fiscal years ended February 28, 2001 to February 28, 2003 .

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2003 AND 2002. Net sales for the fiscal year ended February 28, 2003 (the "2003 Period") were $1,168,058 compared to $2,242,665 in the fiscal year ended February 29, 2002 (the "2002 Period").

         Gross profit was $1,129,284 in the 2003 Period compared to $2,189,395 in the 2002 Period.

         Selling and marketing expenses were $684,760 in the 2003 Period compared to $1,351,045 for the 2002 Period.

         General and administrative expenses were $693,840 in the 2003 Period compared to $981,989 in the 2002 Period.

         Interest expense was $411,208 in the 2003 Period compared to $477,683 in the 2002 Period. Of those amounts, $13,517 and $39,001 respectively, resulted from non-recurring, non-cash interest charges related to securities issued by the Company in connection with certain debt.

         Net loss from operations before depreciation, amortization, interest expense and non-cash charges was $249,316 in the 2003 compared to $143,639 in the 2002 period.

         Net loss from operations was $722,749 in the 2003 Period compared to $810,563 in the 2002 Period. The non-recurring, non-cash interest charges constituted $13,517 of the losses in the 2003 Period. Losses before non-recurring, non-cash interest charges, and depreciation and amortization were $647,005 and $642,821 for the fiscal years ended February 28, 2003 and February 28, 2002, respectively.

         The 2003 period was a transition year for the Company in which it lost its principle outsourcing client as a result of that Company's decision to move those operations to India. This took place in the late spring of 2002. The Company has transitioned itself back to marketing its core educational programs. In October, 2002, the Company relaunched a national advertising campaign in a joint marketing venture. The joint venture is structured to provide funding for the campaign by the joint venture partner in return for a percentage interest in the net revenues of the campaign. Advertising expenses incurred by the joint venture partner and certain other monies advanced by the joint venture partner which are not recovered from sales produced by the joint venture or repaid by the Company are secured by the Company's intellectual property relating to Math Made Easy. There is no assurance that the joint venture partner will continue to fund the advertising campaign or that the Company will be able to repay its obligations to the joint venture partner.

         The decrease in revenue from the 2002 Period from $2,242,665 to $1,168,058 reflects the loss of the outsourcing revenue which the Company sustained in the second half of the period. The drop in the G&A is a consequence of further trimming of the Company's management structure as well as a reduction in customer service personnel relating to its outsourcing operations. While the total revenue for the 2003 period decreased by over $1,000,000, the Company sustained only an additional $100,000 in net loss from operations before depreciation, amortization, interest expense and non-cash charges. This is a reflection of the Company's successful trimming of its overhead, as well as a return to its core educational sales which has lower selling costs than its outsourcing business.

         In order to optimize the Company's advertising results, it is necessary for the Company to test and retest all the appropriate advertising venues to determine which programming would be profitable for the Company's campaign. In the course of this testing, the Company has been able to find certain venues which produce an acceptable ROI. However, in the course of this testing, the Company has had to incur advertising expenses relating to those venues that have not produced positive results. This has partially contributed to the Company's losses for the period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash increased to $10,846 at February 28, 2003 from $2,500 at February 29, 2002. The Company had a cash balance of $8,346 at February 28, 2003.

         Net cash used in operating activities in the 2003 Period was $24,273 compared to net cash provided from operating activities in the 2002 period totaling $65,261 in the 2002 Period.

         Net cash used in investing activities in the 2003 Period was $6,693 compared to $36,626 in the 2002 Period.

         Net cash provided from financing activities in the 2003 Period was $69,900, compared to $5,579 in the 2002 Period.

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

         The Company arranged a six month short term loan that yielded the Company in the months of September 1996 and October 1996 approximately $1,000,000 which was used to retire existing debt and fund working capital. $750,000 of principal of these loans remain outstanding and are currently due and payable. With respect to the assignment of $600,000 of these notes by the original noteholders to certain other persons, the Company issued 546,672 shares of Common Stock during the fiscal year ended February 29, 2000. Interest charges for the year ended February 28, 2003 were $60,000.

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

         In November 2002 the Company committed to issue 10,760 common shares in satisfaction of $1,076 of interest charges 18

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

         The Company had made a settlement with one of its creditors that had begun litigation on January 6, 2000 in the Superior Court of the Judicial District of Stanford/Norwalk, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The Creditor sued the Company in the state of Connecticut but the court ruled that the creditor could not proceed with the suit in the State of Connecticut.

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company came to a one-year agreement on February 3, 2003 with its largest creditor who had received a judgment against the Company in November 2001 . Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is in arrears for Federal and State payroll tax and Unemployment for approximately, $350,000, $20,000 and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has worked out an installment payment agreement with the New York State Department of Taxation and Finance to satisfy its arrears and intends to make similar arrangements with the Federal government and with regard to the NY State Dept of Labor. There is no assurance that the Company will be successful in making such arrangements.

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The Company has secured legal representation to defend the Company in the litigation. .

         Another creditor is suing the Company for $82,000. The complaint was entered on February 6, 2003 in NY State Supreme Court, Suffolk County. The suit deals with equipment leased to the Company. The Company has answered the complaint by denying the claim.

         As of February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% PER ANNUM. As of February 2001, this note has expired and Holtz Rubinstein & Co has received a judgment for $120,000. The complaint by Holtz Rubenstein was entered April, 2001 in Supreme Court, Suffolk County.

         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. AT&T's claim was filed on December 21, 2001 in United States District Court, Eastern District of New York. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested that AT&T disconnect and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. The Company is currently in informal discovery with AT&T. AT&T, through its attorneys, has informally agreed that based on their initial review of the material furnished to them by the Company to date, they acknowledge an AT&T billing error of close to $100,000. The court magistrate has scheduled September 8, 2003 for a discussion between the parties and the court as to the results of discovery. The Company has recently also been informed by AT&T through its attorney that AT&T will furnish the Company a complete review of all billing records pertaining to the Company so that the Company can cross examine these billing charges independently.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company, as of July 16, 2003, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               52            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                49            Director

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
Position        Year    Salary     Bonus        ($)          ($)             (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------

Barry
Reichman        2003    $100,000   -0-         -0-          -0-          3,000,000        -             -

Barry           2002    $100,000   -0-         -0-          -0-          3,000,000        -             -
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

Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    6,501,361              27.2

Anne Reichman (1)                     6,501,361              27.2

Custer Company, Inc. (3)              1,685,556               9.5

Josh B. Scheinfeld
  and Steve G. Martin (4)             3,728,611               20.9

Jacob Wizman (5)                      2,720,556               15.40

Paul and Elizabeth Guez (6)           2,500,000               14.20

All officers and directors
  as a group (4 persons)(7)           6,501,361               27.2

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

*        Less than 1%.

(1) Mr. and Mrs. Reichman are husband and wife. Mr. Reichman is an officer and director of the Company. Mrs. Reichman is a director of the Company. Includes options to purchase up to 4,224,967 shares granted to Mr. Reichman, options to purchase up to 2,025,000 shares granted to Mrs. Reichman, 230,769 shares owned by Mrs. Reichman, and 20,625 shares owned by Mr. Reichman.

(2) The address for Custer Company, Inc. is 10911 Petal Street, Dallas Texas 75238.

(3) The address for Josh Scheinfeld and Steve Martin is 222 Merchandise Mart Plaza Suite 9-112 Chicago, IL 60654. Includes warrants to purchase 1,375,000 shares of common stock.

(4) The address for Mr. Wizman is 211 South Beverly Drive, Suite 108, Beverly Hills, California 90210. Includes promissory notes convertible into up to 875,000 shares of Common Stock.

(5) The address for Mr. and Mrs. Guez is 6205 Busch Drive, Malibu, California 90265.

(6)      See Footnotes 1 and 2 above.

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

                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director

                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                               FEBRUARY 28, 2003

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

     Notes to Consolidated Financial Statements                      F-10 - F-15

                                    DON FUCHS
                           CERTIFIED PUBLIC ACCOUNTANT
                              1040 EAST 22ND STREET
                               BROOKLYN, NY 11210

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Multimedia Tutorial Services, Inc

I have audited the accompanying consolidated balance sheets of Multimedia Tutorial Services, Inc. and Subsidiary as of February 28, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Multimedia Tutorial Services, Inc. and Subsidiary as of February 28, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $ 722,749 and had an accumulated deficit of $18,280,829 as of February 28, 2003. In addition, the Company is currently in default on various obligations. These factors, among others, as discussed in Note 2 to the financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Don Fuchs, CPA

Brooklyn, New York
July 8,2003

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      FEBRUARY 28, 2003 and 2002

--------------------------------------------------------------------------------

                                     ASSETS

                                                         2003            2002
                                                       ---------      ---------
CURRENT ASSETS
     Cash                                                $8,346
     Accounts receivable                                 16,228        $65,657
     Inventories                                         61,675         72,859
     Prepaid expenses                                    73,171         69,785

                                                       ---------      ---------

         Total current assets                           159,420        208,301

FURNITURE AND EQUIPMENT, net                             54,285         74,524
INTANGIBLE ASSETS, net                                   73,525         108,820
RESTRICTED CASH                                           2,500         2,500
OTHER ASSETS                                             20,820         20,820
                                                       ---------      ---------

                  TOTAL ASSETS                         $310,550       $414,965
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                      FEBRUARY 28, 2003 and 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       2003            2002
                                                   -------------   -------------
CURRENT LIABILITIES
     Book overdraft                                $         --    $     30,228
     Short-term notes payable                         1,502,176       1,465,176
     Convertible promissory notes                       738,890         750,890
     Capital lease obligation                           156,369         161,379
     Accounts payable                                 1,620,010       1,534,842
     Accrued payroll and other expenses                 902,222         625,840
     Accrued interest                                 1,063,519         857,234
     Due to related party                                 1,665           4,445
                                                   -------------   -------------
          Total Current Liabilities                    5,984,851      5,430,034

LONG-TERM LIABILITIES
     Convertible promissory note                         50,000              --
                                                   -------------   -------------

          Total Liabilities                        $  6,034,851    $  5,430,034
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                    --              --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                    --              --
     Common stock, $0.01 par value
         20,000,000 shares authorized
         17,650,667 shares issued and outstanding  $    176,508    $    176,508
     Common stock committed, $0.01 par value
         1,034,240 shares                                45,550          32,033
     Additional paid-in capital                      12,341,720      12,341,720
     Accumulated deficit                            (18,288,079)    (17,565,330)
                                                   -------------   -------------

      Total Stockholders' Deficit                    (5,724,301)     (5,015,069)
                                                   -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    310,550    $    414,965
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------

                                                     2003              2002
                                                -------------     -------------

NET SALES                                       $  1,168,058      $  2,242,665

COST OF SALES                                         38,774            53,270
                                                -------------     -------------

GROSS PROFIT                                      $1,129,284        $2,189,395
                                                -------------     -------------

OPERATING EXPENSES
     Selling and marketing                         $ 684,760        $1,351,045
     General and administrative                      693,840           981,989
     Depreciation and amortization                    62,227           128,741
     Stock-based compensation                             --            60,500
                                                -------------     -------------

         Total operating expenses                  1,440,827         2,522,275
                                                -------------     -------------

LOSS FROM OPERATIONS                               $(311,543)        $(332,880)
                                                -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                       (13,517)          (39,001)
     Interest expense                               (397,689)         (438,682)
                                                -------------     -------------

         Total other expense                        (411,208)         (477,683)
                                                -------------     -------------

NET LOSS                                        $   (722,749)         (810,563)
                                                =============     =============

BASIC LOSS PER SHARE                            $      (0.04)     $      (0.05)
                                                =============     =============

DILUTED LOSS PER SHARE                          $      (0.04)     $      (0.08)
                                                =============     =============

WEIGHTED-AVERAGE SHARES OUTSTANDING               18,083,147        17,263,813
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

                                                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                              AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                               FOR THE YEARS ENDED FEBRUARY,

----------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock          Common      Additional
                                            ------------------------     Stock       Paid-In      Accumulated
                                               Shares       Amount     Committed     Capital        Deficit         Total
                                      --------------  --------------  --------------  --------------  --------------  --------------

BALANCE, FEBRUARY 29, 2001               16,457,287   $     164,574  $       25,920   $  12,260,266   ($ 16,754,767)  $  (4,304,007)

Issuance of Common Stock for
       Prior year shares committed          108,380           1,084         (15,838)         14,754                             -0-
       Services                             850,000           8,500                          22,000                          30,500
       Interest Expense                     235,000           2,350                          14,700                          17,050
Common stock committed for
       Interest expense                                                      21,951                                          21,951
Stock Options issued for services                                                            30,000                          30,000
Net Loss                                                                                                   (810,563)       (810,563)
                                      --------------  --------------  --------------  --------------  --------------  --------------
Balance, February 28, 2002               17,650,667   $     176,508   $      32,033   $  12,341,720   $ (17,565,330)    ($5,015,069)

Common stock committed for
       Interest expense                                                      13,517                                          13,517

Net Loss                                                                                                   (722,749)       (722,749)
                                      --------------  --------------  --------------  --------------  --------------  --------------

Balance, February 28, 2003               17,650,667   $     176,508   $      45,550   $  12,341,720   $ (18,288,079)  $  (5,724,301)
                                      ==============  ==============  ==============  ==============  ==============  ==============

                         The accompanying notes are an integral part of these financial statements.

                                                            F-5

                                                        MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                             AND SUBSIDIARY
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            FOR THE YEARS ENDED FEBRUARY,28

-------------------------------------------------------------------------------------------

                                                                    2003           2002
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $  (722,749)   $ (810,563)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                  62,227        128,741
      Common stock issued for services                                  -           30,500
      Common stock in lieu of interest expense                          -           32,888
      Common stock committed for services                               -            6,113
      Common stock committed in lieu of interest expense              13,517
      Stock options issued for services                                 -           30,000

  (Increase) decrease in
      Restricted cash                                                    -           7,500
      Accounts receivable                                            49,429        (19,790)
      Inventories                                                    11,184          9,740
      Prepaid income taxes                                               -           3,470
      Prepaid expenses                                               (3,386)           316
      Other assets                                                       -             600
  Increase (decrease) in
      Due to related party                                           (2,780)         5,871
      Accounts payable                                               85,168        141,486
      Accrued payroll and other expenses                            276,382        297,354
      Accrued interest                                              206,285        201,035
                                                                ------------   ------------

Net cash provided from(used in) operating activities            $   (24,273)   $    65,261
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                (5,673)       (36,626)
  Increase in intangibles                                            (1,020)            --
                                                                ------------   ------------

Net cash used in investing activities                                (6,693)       (36,626)
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                             (5,010)       (18,621)
  Proceeds from issuance of notes payable                            88,000         34,500
  Repayment of notes payable                                        (13,000)       (10,300)
                                                                ------------   ------------

Net cash provided by financing activities                       $    69,990    $     5,579
                                                                ------------   ------------

         The accompanying notes are an integral part of these financial statements.

                                            F-6

                                                            MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE YEARS ENDED FEBRUARY,
-----------------------------------------------------------------------------------------------

                                                                       2003            2002
                                                                  -------------   -------------
Net increase in cash and cash equivalents                         $     38,574    $     34,214

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF YEAR          (30,228)        (64,442)
                                                                  -------------   -------------

 CASH (BOOK OVERDRAFT), END OF YEAR                               $      8,346    $    (30,228)
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $     41,417    $     48,948
                                                                  =============   =============

     INCOME TAXES PAID                                            $        820    $        910
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

                                              F-7

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended February 28,2002, the Company issued 108,380 shares of common stock that had been committed in the previous year.

During the year ended February 28, 2002, the Company issued 850,000 shares of common stock for $30,500 of consulting services rendered.

During the year ended February 28, 2002, the Company issued 235,000 shares of common stock for $17,050 of interest expense incurred.

During the year ended February 28, 2002, the Company committed to issue 469,000 shares of common stock for $21,951 of interest expense incurred.

During the year ended February 28, 2003, the Company committed to issue 163,920 shares of common stock for $13,517 of interest expense incurred.

During the year ended February 28, 2003 the Company committed to issue 500,000 shares of common stock in connection with a convertible unsecured promissory note of $50,000.

  The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2003

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc., a Delaware corporation, is engaged in the production and sales of educational videocassettes through its wholly-owned subsidiary, Video Tutorial Services, Inc. (collectively, the "Company"). The Company also provides telemarketing and webified telemarketing services to third party customers through its Multi-Media Telemarketing Services division. The Company sells its educational products and services on the Internet on the Company's website, TheTutorialChannel.Com. In the most recent periods , videocassette sales have provided most of the Company's revenue.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $ 722,749 and $810,563 during the years ended February 28, 2003 and February 29, 2002, respectively. In addition, the Company had an accumulated deficit of $ 18,288,079 and a working capital deficit of $ 5,875,431 as of February 28, 2003. Further, the Company is currently in default on its capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $140,540 and $22,875 during the years ended February 28, 2003 and February 29, 2002, respectively.

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

         Patents and Copyrights
         ----------------------
         Patents and copyrights, stated at cost less accumulated amortization, were amortized using the straight-line method over their estimated useful lives of three years. As of February 28, 2003 the assets have been fully amortized.

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

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 28, 2003, there were no uninsured portions.

         Net Loss per Share
         ------------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2003 and February 29, 2002, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 28, 2003 consisted of the following:

            Furniture and fixtures                                 $     55,565
            Office equipment                                             20,392
            Computer equipment and software                             895,372
            Leasehold improvements                                      113,960
                                                                   -------------

                                                                       1,085,289
            Less: accumulated depreciation and amortization           1,031,004
                                                                   -------------

                     TOTAL                                         $     54,285
                                                                   =============

         Depreciation and amortization expense was $62,227 and $128,741 for the years ended February 28, 2003 and February 29, 2002, respectively.

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 28, 2003 consisted of the following:

             Master video production costs                         $  1,143,505
             Web Site Development Costs                                  69,050
                                                                   -------------

                                                                       1,211,555
             Less accumulated amortization                            1,139,030
                                                                   -------------

                      TOTAL                                        $     73,525
                                                                   =============

NOTE 5 - SHORT-TERM NOTES PAYABLE

         At February 28, 2003, the Company maintained short term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued September and October 1996 with a six-month original maturity. The maturity dates were subsequently extended and the notes are currently due and payable.

         At February 28, 2003, the Company maintained short term, non interest bearing unsecured promissory notes in the amount of $212,676 which are payable on demand.

         During a previous year the Company raised $475,000 through short term unsecured bridge financing. The notes bear interest at 10% per annum and had a six-month maturity date. During the year ended February 28, 2001 $100,000 of these notes were converted into common stock. These notes are currently due and payable.

         During the year ended February 28, 2000 the Company raised $100,000 through the issuance of short term notes. The notes bear interest at 10% per annum and are payable on demand. Subsequently, an additional $64,500 was advanced under the same terms and conditions by the same lender.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         At February 28, 2003, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum, and are convertible into common stock at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 45,455 shares of its common stock in escrow.

         During the period ended February 28, 2003, the Company obtained $50,000 through an unsecured convertible promissory note due in February, 2006. The note bears interest at 10% per annum and is convertible into common stock at a price of the lesser of (i)$.50; or (ii)at fifty percent(50%) of the average of the closing bid price during the five trading days prior to the conversion.

         During the period ended February 28, 2001, the Company obtained $475,690 through short term promissory notes. The conversion terms of these notes are the same as the aforementioned notes. Of these amounts, $100,000 was converted to common shares in the same period.

         During the year ended February 29, 2000, the Company converted $135,500 of accounts payable into short-term convertible promissory notes. The notes bear interest at 10% per annum and are outstanding in the amount of $113,200 as of February 28, 2003.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company is obligated under an operating lease for its facilities. The lease expires in July, 2003. The Company is obligated to pay a monthly rent of approximately $10,000 for the use of its facilities. The future minimum commitments due under non-cancelable operating leases for the year ended February 28, 2003 is approximately $50,000. Rent expense was $132,064 and $133,105 for the years ended February 28, 2003 and February 29, 2002, respectively The Company was in default on its capital lease agreements at February 28, 2003 and as such, has classified the entire amount representing principal as a current liability.

         Software Development Agreement
         ------------------------------
         In December 1999, the Company entered into a consulting agreement with a software-consulting firm. The consultants were to develop a web site and a CD Rom program. The agreement was valued at $130,000 and called for an initial fee of $65,000 with $65,000 due upon completion. Pursuant to the agreement, the Company will pay all fees with stock. The Company has issued 433,333 shares of common stock and recorded the expenditure as web site development costs valued at $65,000. The web site is operational but the CD Rom is not as of yet completed. In the current period the asset has not been increased nor the liability recorded for the additional anticipated stock issuance. The Company amortized $9,719 of these web site development costs in the current period.

         Litigation
         ----------
                  The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.

NOTE 8 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                  Operating losses                                 $  4,577,050
                  Valuation allowance                                (4,577,050)
                                                                   -------------

                           NET DEFERRED TAX ASSET                  $         --
                                                                   =============

         Deferred tax assets consisted of net operating loss carryforwards. The federal operating loss carryforwards at February 28, 2003 were approximately $12,017,000.

NOTE 10 - STOCKHOLDERS' DEFICIT

         Stock Purchase Warrants and Options
         -----------------------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 2003 and February 29, 2002:

                                                         2003           2002
                                                    -------------  -------------
           Net loss
               As reported                            $   (722,749)  $ (810,563)
               Pro forma                              $   (745,900)    (840,040)

           Basic and diluted loss per common share
               As reported                            $      (0.04)  $    (0.05)
               Pro forma                              $      (0.04)  $    (0.05)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2003 and February 29, 2002: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 100%, respectively; risk-free interest rates of 6% and 6%, respectively; values of $0.16 and $0.14, respectively; and expected lives of five and five years, respectively.

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

         The following summarizes the stock option transactions:

                                                                              Outside Option Plan
                                                                           -------------------------
                                                              Weighted-                    Weighted
                                             Stock Options    Average      Stock Options   Average
                                              & Warrants      Exercise      & warrants     Exercise
                                              outstanding      Price        Outstanding     Price
                                             -------------  -------------  -------------  ----------

BALANCE, FEBRUARY 29, 2001                      2,298,860   $       0.72      5,625,000   $    0.12

Granted - Year ended Feb 28, 2002               1,925,000            .06      1,000,000         .07
                                             -------------                 -------------

 BALANCE FEBRUARY 28, 2002                      4,223,860                     6,625,000

Granted - Year ended February 28, 2003            825,000            .02
Expired - Year ended February 28, 2003           (517,171)
                                             -------------                  ------------

Balance, February 28, 2003                      4,531,689                     6,625,000

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

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Multi-Media Tutorial Services, Inc. (the "Company") on Form 10-KSB for the year ended February 28, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Barry Reichman, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 certify that:

         (1) The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all materially respects, the consolidated financial condition of the Company as of the dates presented and consolidated result of operations of the Company for the period presented.

Date: July 15, 2003
                                        By: /s/ Barry Reichman
                                            ------------------------------------
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director

This certificate has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Barry Reichman, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Multi-Media Tutorial Services, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003
                                        By: /s/ Barry Reichman
                                            ------------------------------------
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director