Form 10QSB
period 2003-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2003-08-19
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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
             NONE                                             NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                               REDEEMABLE WARRANTS
                               -------------------
                                (Title of Class)

CHECK WHETHER THE ISSUER: (I) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (II) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X     NO
                                                             ----     ----

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF August 18, 2003 WAS 17,650,667 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                         MAY 31, 2003 AND MAY 31, 2002

       Consolidated Balance Sheet                                 F-1 - F-2

       Consolidated Statement of Operations                       F-3

       Consolidated Statement of Stockholder's Deficit            F-4

       Consolidated Statement of Cash Flows                       F-5 - F-6

       Notes to Consolidated Financial Statements                 F-7 - F-8

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                             MAY 31, 2003 (UNAUDITED) AND FEB 28, 2003 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                        MAY 31,     FEBRUARY 28,
                                                         2003           2003
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                            $     1,872    $     8,346
Accounts receivables                                      26,318         16,228
Inventories                                               57,463         61,675
Prepaid expenses                                           6,897         73,171
                                                     ------------   ------------

         Total current assets                             92,550        159,420

FURNITURE AND EQUIPMENT, net                              48,938         54,285
INTANGIBLE ASSETS, net                                    68,283         73,525
RESTRICTED CASH                                            2,500          2,500
OTHER ASSETS                                              23,820         20,820
                                                     ------------   ------------

                  TOTAL ASSETS                       $   236,091    $   310,550
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        MAY 31, 2003 (UNAUDITED) AND FEBRUARY 28, 2003 (AUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        MAY 31,     FEBRUARY 28,
                                                         2003           2003
                                                     ------------   ------------
                                                     (UNAUDITED)      (AUDITED)

CURRENT LIABILITIES
     Short-term notes payable                          1,502,176      1,502,176
     Convertible promissory notes                        738,890        738,890
     Capital lease obligations                           153,369        156,369
     Due to related party                                  -              1,665
     Accounts payable                                  1,641,556      1,620,010
     Accrued payroll and other expenses                  927,323        902,222
     Accrued interest                                  1,117,482      1,063,519
                                                     ------------   ------------

              Total current liabilities              $ 6,080,796    $ 5,984,851
                                                     ------------   ------------
LONG TERM LIABILITIES

     Convertible promissory notes                         50,000         50,000
                                                     ------------   ------------

Total Liabilities                                    $ 6,130,796    $ 6,034,851
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         17,650,667 shares issued and outstanding        176,508        176,508
     Common stock committed 1,304,240 shares,
      $0.01 par value                                     45,550         45,550
     Additional paid-in capital                       12,341,720     12,341,720
     Accumulated deficit                             (18,458,483)   (18,288,079)
                                                     ------------   ------------

              Total stockholders' deficit             (5,894,705)    (5,724,301)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   236,091    $   310,550
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED MAY 31,2003 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED MAY 31,

                                                         2003           2002
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

NET SALES                                            $ 270,719      $   490,762

COST OF SALES                                           26,086            5,364
                                                     ------------   ------------

GROSS PROFIT                                             244,633        485,398
                                                     ------------   ------------
OPERATING EXPENSES
     Selling and marketing                               181,209        289,950
     General and administrative                          151,375        237,559
     Depreciation and amortization                        10,590         15,533
                                                     ------------   ------------

         Total operating expenses                        343,174        543,042
                                                     ------------   ------------

LOSS FROM OPERATIONS                                     (98,541)       (57,644)
                                                     ------------   ------------

OTHER EXPENSE
     Non-cash interest charges                                --           (759)
     Interest expense                                    (71,863)       (78,941)
                                                     ------------   ------------

         Total other expense                            (71.863)        (79,700)
                                                     ------------   ------------

NET LOSS                                             $  (170,404)   $  (137,344)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.01)   $     (0.01)
                                                     ============   ============

DILUTED LOSS PER SHARE                               $     (0.01)   $     (0.01)
                                                     ============   ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                   18,684,907     18,021,070
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                 FOR THE THREE MONTHS ENDED MAY 31, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2003                     17,650,667    $   176,508    $     45,550    $ 12,341,720    $(18,288,079)   $ (5,724,301)

NET Loss                                                                                                   (170,404)       (170,404)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, MAY 31, 2003 (UNAUDITED)    17,650,667    $    176,508    $     45,550    $ 12,341,720    $(18,458,483)   $ (5,894,705)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE THREE MONTHS ENDED MAY 31, 2003 AND
                                          FOR THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED MAY 31,

                                                                    2003            2002
                                                               -------------   -------------
                                                                (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      (170,404)       (137,344)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                          10,590          15,533

      Common stock committed and issued for interest                     --             759
     (Increase) decrease in
         Accounts receivable                                        (10,091)         33,283
         Inventories                                                  4,212           3,487
         Prepaid expenses                                            66,274          (3,216)
         Other assets                                                 (3000)             --
         Increase (decrease) in
         Due to related party                                        (1,665)           (900)
         Accounts payable                                            21,546          17,112
         Accrued payroll and other expenses                          25,101          33,081
         Accrued interest                                            53,963          52,073
                                                               -------------   -------------

Net cash provided by (used in) operating activities                  (3,474)         13,868
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                 --          (4,758)
                                                               -------------   -------------

Net cash provided by investing activities                                --          (4,758)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                          (3,000)             --

     Proceeds from issuance of notes payable                             --           9,000
     Repayment of notes payable                                          --          (9,000)
                                                               -------------   -------------

Net cash provided (used in) by financing activities                  (3,000)             --
                                                               -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2003 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                                    FOR THE MONTHS ENDED MAY 31,

                                                         2003           2002
                                                     ------------   ------------
                                                     (UNAUDITED)    (UNAUDITED)

Net increase (decrease) in cash and cash
  equivalents                                        $    (6,474)   $      9110

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT),
  BEGINNING OF YEAR                                        8,346        (30,228)
                                                     ------------   ------------
Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                        $     1,872    $   (21,118)
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     INTEREST PAID                                            --    $    26,868
                                                     ============   ============

     INCOME TAXES PAID                               $       910    $       310
                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended May 31, 2002 the Company committed to issue 7590 shares of common stock for $759 of interest expense incurred.

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2003 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended February 28, 2004. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2003.

NET LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of commons shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2003 and February 28, 2002, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2003 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2003 AND 2002, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2003 AND 2002.

         Net sales for the fiscal quarter ended May 31, 2003 (the "2003 Period") were $290,719 compared to $490,762 in the fiscal quarter ended May 31, 2002 (the "2002 Period"). This reflects a shift in the Company's revenue from third party outsourcing of teleservicing back to the Company's sales or its core educational products.

         Gross profit was $244,633 in the 2003 Period compared to $485,398 in the 2002 Period.

         Selling and marketing expenses were $181,209 in the 2003 Period compared to $289,950 for the 2002 Period.

         General and administrative expenses were $151,375 in the 2003 Period compared to $237,559 in the 2002 Period. The 2003 general and administrative expenses include $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendor to settle a claim against the Company on a contract for minimum volume of reading programs which the Company distributes. The lower G&A expense was a result of a reduction in management and other overhead costs.

         Interest expense was $71,863 in the 2003 Period compared to $78,941 in the 2002 Period. The Company also had non-cash interest charges of $759 in the 2002 Period.

         Net loss from operations before depreciation, amortization, interest expense and non-cash interest charges was $87,951 for the 2003 Period as compared to $42,111 for the 2002 Period. The net loss reflects a $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendor to settle a claim against the Company on a contract for minimum volume of reading programs which the Company distributes.

         Net Loss from operations was $170,404 in the 2003 Period compared to $137,344 in the 2002 Period.

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

         For the current period, the Company continued to test different advertising venues on national radio for its educational programs. The Company has found several venues which have produced favorable results. The Company plans on expanding its advertising campaign this coming fall to print and television venues. At the same time the Company has plans to continue advertising on radio and on the internet as well as to make improvements to its website to attract more customers. These plans are subject to available funding.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and cash equivalents was $1,872 at May 31, 2003.

         Net cash used in operating activity was $3,474 in the 2003 Period compared to cash provided by operating activity of $13,868 in the 2002 Period.

         Net cash used in investing activities in the 2003 Period was -0-compared to $4,758 in the 2002 Period.

         Net cash used by financing activities in the 2003 period was $3,000 compared to -0- in the 2002 period.

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

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company came to a one-year agreement on February 3, 2003 with its largest creditor who had received a judgment against the Company in November 2001.

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

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The Company has secured legal representation to defend the Company in the litigation and has won a stay of the judgment. A hearing has been scheduled for November, 2003.

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

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In September, 2000 the Company received $100,000 in funding and issued 1,000,00 shares of common stock and 1,000,000 warrants. In January 2001, the Company received $25,000 in funding and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000. In February, 2003 the Company received $50,000 in funding and committed to issue 500,000 shares and issued a debenture in the amount of $50,000. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

         The Company has received a report from its independent public accountants, which has been filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

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

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The Company has secured legal representation to defend the Company in the litigation and has won a stay of the judgment. A hearing has been scheduled for November, 2003.

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

         The Company is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. AT&T's claim was filed on December 21, 2001 in United States District Court, Eastern District of New York. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested that AT&T disconnect and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. The Company is currently in informal discovery with AT&T. AT&T, through its attorneys, has informally agreed that based on their initial review of the material furnished to them by the Company to date, they acknowledge an AT&T billing error of close to $100,000. The court magistrate has scheduled September 8, 2003 for a discussion between the parties and the court as to the results of discovery. The Company has recently also been informed by AT&T through its attorney that AT&T will furnish the Company a complete review of all billing records pertaining to the Company so that the Company can cross examine these billing charges independently.
                                       8

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

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: August 18, 2003                     By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                             a Delaware corporation

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Barry Reichman, Chief Executive Officer and Chief Financial Officer of Multi-Media Tutorial Services, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended May 31, 2003 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of Multi-Media Tutorial Services, Inc., a Delaware corporation (the "Company") for the quarterly period ended May 31, 2003 (the "Quarterly Report");

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



Dated: August 19, 2003                         By: /s/ Barry Reichman
                                                   -----------------------------
                                                   Barry Reichman
                                                   Chief Executive Officer and
                                                   Chief Financial Officer