Form 10QSB
period 2003-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2003-11-18
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended August 31, 2003

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of August 31, 2003 was 18,395,667 shares.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                          AUGUST 31, 2003 (UNAUDITED) AND FEB 28, 2003 (AUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                           AUGUST 31, 2003     FEBRUARY 28, 2003
                                          -----------------    -----------------
                                             (UNAUDITED)          (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                 $             --     $          8,346
Accounts receivable                                  5,376               16,228
Inventories                                         56,110               61,675
Prepaid expenses                                     7,024               73,171

                                          -----------------    -----------------

         Total current assets                       68,510              159,420

FURNITURE AND EQUIPMENT, NET                        43,589               54,285
INTANGIBLE ASSETS, NET                              63,041               73,525
RESTRICTED CASH                                      2,500                2,500
OTHER ASSETS                                        23,820               20,820
                                          -----------------    -----------------

                  TOTAL ASSETS            $        201,460     $        310,550
                                          =================    =================



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                     AUGUST 31, 2003 (UNAUDITED) AND FEBRUARY 28, 2003 (AUDITED)

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           AUGUST 31, 2003     FEBRUARY 28, 2003
                                          -----------------    -----------------
                                             (UNAUDITED)           (AUDITED)

CURRENT LIABILITIES
     Book overdraft                       $         14,402      $            --
     Short-term notes payable                    1,512,176            1,502,176
     Convertible promissory notes                  748,890              738,890
     Capital lease obligations                     151,369              156,369
     Due to related party                               --                1,665
     Accounts payable                            1,645,013            1,620,010
     Accrued payroll and other expenses            943,428              902,222
     Accrued interest                            1,171,507            1,063,519
                                          -----------------    -----------------
        Total Current Liabilities                6,186,785            5,984,851

LONG TERM LIABILITIES
        Convertible promissory notes                50,000               50,000
                                          -----------------    -----------------

Total liabilities                                6,236,785            6,034,851
                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par
         value 1,000,000 shares authorized
         no shares issued and outstanding               --                   --
     Preferred stock, Series B, $0.01 par
         value 50 shares authorized
         no shares issued and outstanding               --                   --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         18,395,667 shares issued and
         outstanding                               183,958              176,508
     Common stock committed, $0.01 par value        30,425               45,550
     Additional paid-in capital                 12,351,895           12,341,720
     Accumulated deficit                       (18,601,603)         (18,288,079)
                                          -----------------    -----------------

              Total stockholders' deficit       (6,035,325)          (5,724,301)
                                          -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $        201,460     $        310,550
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED AUGUST 31,2003 AND
                          FOR THE THREE MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)

--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS ENDED AUGUST 31,

                                                  2003               2002
                                          -----------------    -----------------
                                              (UNAUDITED)         (UNAUDITED)

NET SALES                                 $        154,910     $        274,335

COST OF SALES                                       13,084                9,941
                                          -----------------    -----------------

GROSS PROFIT                                       141,826              264,394
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         104,445              138,766
     General and administrative                     94,486              182,069
     Depreciation and amortization                  10,590               15,578
     Stock based compensation                        1,500                   --
                                          -----------------    -----------------

         Total operating expenses                  211,021              336,413
                                          -----------------    -----------------

LOSS FROM OPERATIONS                               (69,195)             (72,019)
                                          -----------------    -----------------

OTHER EXPENSE
     Non-cash interest charges                      (2,000)              (2,057)
     Interest expense                              (71,925)             (63,257)
                                          -----------------    -----------------
         Total other expense                       (73,925)             (65,314)
                                          -----------------    -----------------

NET LOSS                                  $       (143,120)    $       (137,333)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.01)    $          (0.01)
                                          =================    =================
DILUTED LOSS PER SHARE                    $          (0.01)    $          (0.01)
                                          =================    =================

WEIGHTED  AVERAGE SHARES OUTSTANDING            18,761,809            18,028,801
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Six months Ended August 31,2003 and
                            For the Six Months Ended August 31, 2002 (unaudited)

--------------------------------------------------------------------------------

                                            FOR THE SIX MONTHS ENDED AUGUST 31,

                                                  2003               2002
                                          -----------------    -----------------
                                              (UNAUDITED)        (UNAUDITED)

NET SALES                                 $        425,629     $        765,097

COST OF SALES                                       39,170               15,305
                                          -----------------    -----------------

GROSS PROFIT                                       386,459              749,792
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         285,654              428,716
     General and administrative                    245,861              419,628
     Depreciation and amortization                  21,180               31,111
     Stock-based compensation                        1,500                   --
                                          -----------------    -----------------

         Total operating expenses                  554,195              879,455
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (167,736)            (129,663)
                                          -----------------    -----------------

OTHER EXPENSE
Non-cash interest charges                           (2,000)              (2,816)
Interest expense                                  (143,788)            (142,198)
                                          -----------------    -----------------
         Total other expense                      (145,788)            (145,014)
                                          -----------------    -----------------

NET LOSS                                  $       (313,524)    $       (274,677)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.02)    $          (0.02)
                                          =================    =================

DILUTED LOSS PER SHARE                    $          (0.02)    $          (0.02)
                                          =================    =================

WEIGHTED-AVERAGE SHARES OUTSTANDING             18,847,647            18,024,935
                                          =================    =================


   The accompanying notes are an integral part of these financial statements.


                                                                                                  MULTIMEDIA TUTORIAL SERVICES, INC
                                                                                                                     AND SUBSIDIARY
                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2003                     17,650,667    $   176,508    $     45,550    $ 12,341,720    $(18,288,079)   $ (5,724,301)

Common Stock issued for:
      Interest                               100,000          1,000                                                           1,000
      Prior year shares committed            645,000          6,450         (16,625)         10,175                              --

Common Stock committed for:
      Services                                                                1,500                                           1,500

NET Loss                                                                                                   (313,524)       (313,524)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, Aug 31, 2003 (UNAUDITED)    18,395,667    $    183,958    $     30,425    $ 12,351,895    $(18,601,603)   $ (6,035,325)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.


                                                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST, 31

                                                                                      2003               2002
                                                                                ----------------    ----------------
                                                                                  (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $      (313,524)     $     (274,677)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                              21,180              31,111
              Common stock committed and issued for interest                              1,000               2,816
              Common stock committed for services                                         1,500                  --
                        (Increase) decrease in
          Accounts Receivable                                                            10,852              49,977
          Inventories                                                                     5,565               7,856
          Prepaid expenses and other assets                                              66,147              (6,333)
          Other assets                                                                   (3,000)                 --
     Increase (decrease) in
         Due to related party                                                            (1,665)                (150)
         Accounts payable                                                                25,003               29,184
         Accrued payroll and other expenses                                              41,206               94,423
         Accrued interest                                                               107,988              103,224
                                                                                ----------------     ----------------

Net cash provided by (used in) operating activities                                     (37,748)              37,431
                                                                                ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                                     --               (5,923)
                                                                                ----------------     ----------------
Net cash provided by (used in) investing activities                                          --               (5,923)
                                                                                ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of capital lease obligations                                              (5,000)                  --
     Proceeds from issuance of convertible promissory notes                              10,000                   --
     Proceeds from issuance of notes payable                                             10,000               12,500
     Repayment of notes payable                                                              --              (12,000)
                                                                                ----------------     ----------------
Net cash provided by (used in) financing activities                                      15,000                  500
                                                                                ================     ================

                    The accompanying notes are an integral part of these financial statements.


                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE SIX MONTHS ENDED AUGUST 31,2003 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                      2003               2002
                                                                                ----------------    ----------------
                                                                                   (UNAUDITED)        (UNAUDITED)

Net increase (decrease) in cash and cash equivalents                            $       (22,748)   $        32,008

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                                 8,346            (30,228)
                                                                                ----------------   ----------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                                   $       (14,402)   $        1,780
                                                                                ================   ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $        35,800   $        38,974
                                                                                ================   ================

     INCOME TAXES PAID                                                          $           910    $          310
                                                                                ================   ================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended August 31, 2003 the Company committed to issue 150,000 shares of common stock for $1,500 of services rendered.

During the six months ended August 31, 2003 the Company issued 100,000 shares of common stock for $1,000 of interest expenses incurred.

During the six months ended August 31, 2003 the Company issued 645,000 shares of common stock for common stock previously committed.

During the six months ended August 31, 2002, the Company committed to issue 28,160 shares of common stock for $2816 of interest expense incurred.



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended February 28, 2004. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2003.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2003 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the first six months ended August 31, 2003, the Company issued 100,000 common shares for $1,000 of interest expense incurred and the Company issued 645,000 of common shares for common stock previously committed.

During the first six months ended August 31, 2003, the Company committed to issue 150,000 common shares for $1,500 of services rendered.

During the six months ended August 31, 2003 the Company issued 645,000 shares of common stock for common stock previously committed.

STOCK OPTIONS

The Company uses APB Opinion No. 25 "Accounting for Stock Issued to Employees" to calculate the compensation expense related to the grant of options to purchase Common Stock under the intrinsic value method. Accordingly, the Company makes no adjustments to its compensation expense or equity accounts for the grant of options.

On July 15, 2003 the Company issued 4,000,000 stock options to its chief executive officer exercisable at the current fair market value of the Company's common stock at the date of the grant, expiring on July 4, 2013.

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

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002. Net sales for the fiscal quarter ended August 31, 2003 (the "2003 Period") were $154,910 compared to $274,335 in the fiscal quarter ended August 31, 2002 (the "2002 Period"). This reflects a shift in the Company's revenue from third party outsourcing of teleservicing back to the Company's sales of its core educational products.

         Gross profit was $141,826 in the 2003 Period compared to $264,394 in the 2002 Period.

         Selling and marketing expenses were $104,445 in the 2003 Period compared to $138,766 for the 2002 Period.

         General and administrative expenses were $94,486 in the 2003 Period compared to $182,069 in the 2002 Period.

         Depreciation and amortization decreased to $10,590 in the 2003 period from $15,578 in the 2002 period. This decrease was due to certain assets being fully depreciated in the prior year.

         Stock based compensation was $1,500 in the 2003 Period relating to stock issued for services rendered compared with -0- in the 2002 Period.

         Interest expense was $71,925 in the 2003 Period compared to $63,257 in the 2002 Period. The Company also incurred non-cash interest expense of $2,000 in the 2003 period and $2,057 in the 2002 period relating to stock issued for interest charges.

         Net loss from operations before depreciation and amortization was $58,605 in the 2003 Period compared to $56,441 for the 2002 Period.

         Net Loss was $143,120 in the 2003 Period compared to $137,333 in the 2002 Period.

         The Company has converted most of its product into CD Rom and DVD format, so that its customers may choose between video, CD Rom and DVD. The Company has initiated plans with its in-house computer software developers to create interactive assessment diagnostics to complement its tutorial programs. These diagnostics would help customers measure their students' progress in using the Company's tutorials.

         The Company continues to advertise its programs in a direct marketing campaign with favorable results. The Company plans to expand its procurement of qualified leads and to expand its telesales staff.

         RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED AUGUST 31, 2003 AND 2002. Net sales for the six (6) months ended August 31, 2003 (the "2003 Period") were $425,629 compared to $765,097 in the six (6) months ended August 31, 2002 (the "2002 Period"). This reflects a shift in the Company's revenue from third party outsourcing of teleservicing back to the Company's sales of its core educational products.

         Gross profit was $386,459 in the 2003 Period compared to $749,792 in the 2002 Period.

         Selling and marketing expenses were $285,654 in the 2003 Period compared to $428,716 in the 2002 Period.

         General and administrative expenses were $245,861 in the 2003 Period compared to $419,628 in the 2002 Period. The 2003 general and administrative expenses include $65,450 write- off of prepaid expenses as a result of an agreement with one of the Company's vendors to settle a claim against the Company on a contract for minimum volume of reading programs that the Company distributes. The lower general and administrative expenses were a result of a reduction in management and overhead costs.

         Stock based compensation was $1,500 in the 2003 Period relating to stock issued for services rendered compared with -0- in the 2002 Period.

         Interest expense was $143,788 in the 2003 Period compared to $142,198 in the 2002 Period. The Company also had non-cash interest charges of $2,000 in the 2003 Period compared to $2,816 in the 2002 Period. The non-cash interest charges related to the below market conversion features of certain convertible promissory notes issued by the Company and issuance of stock for interest charges.

         Depreciation and amortization decreased to $21,180 in the 2003 Period from $31,111 in the 2002 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Net Loss from operations before depreciation and amortization was $146,556 in the 2003 Period compared to $98,552 for the 2002 Period. The 2003 general and administrative expenses include $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendors to settle a claim against the Company on a contract for minimum volume of reading programs that the Company distributes. The lower general and administrative expenses were a result of a reduction in management and overhead costs.

         Net loss was $313,524 in the 2003 Period compared to $274,677 in the 2002 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had a book overdraft of $14,402 in the 2003 Period compared to $1780 of cash in the 2002 Period. In addition the Company had restricted cash of $2,500, at August 31, 2003.

         Net cash used in operations in the 2003 Period was $37,748 compared to cash provided from operations of $37,431 in the 2002 Period.

         Net cash used in investing activities in the 2003 Period was $0 compared to $5,923 in the 2002 Period.

         Net cash provided from financing activities in the 2003 Period was $15,000 compared to $500 in the 2002 Period.

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

         In November, 2001, the Company committed to issue 68,309 common shares in satisfaction of $6,832 of interest charges.

         In May and December, 2001 the Company issued 235,000 shares of common stock for interest.

         In December, 2001, the Company issued 500,000 shares of common stock for services.

         During May, 2002 through November, 2002, the Company committed to issue 38,920 common shares in satisfaction of $3,892 of interest charges.

         In December, 2002 and February, 2003, the Company committed to issue 625,000 common shares in connection with the issuance of a $50,000 unsecured convertible promissory note and in connection with the extension of an unsecured promissory note.

         In August, 2003, the Company committed to issue 150,000 common shares for services rendered.

         In August, 2003, the Company issued 645,000 common shares for common shares previously committed.

         In August, 2003 the Company issued 100,000 common shares in satisfaction of $1,000 of interest charges.

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

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company came to a one-year agreement on February 3, 2003 with its largest creditor who had received a judgment against the Company in November 2001. Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is in arrears for Federal and State payroll tax and Unemployment for approximately, $350,000, $20,000 and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has worked out an installment payment agreement with the New York State Department of Taxation and Finance to satisfy its arrears. The Company has retained counsel to settle the federal tax issue.

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

         Video Tutorial Service, which is a wholly owned subsidiary of Multimedia Tutorial Service, is currently involved in a lawsuit with AT&T in which AT&T is seeking approximately $500,000 for outstanding charges for telephone services and in which Multimedia has filed a counterclaim including a request for punitive damages. AT&T's claim was filed on December 21, 2001 in United States District Court, Eastern District of New York. The Company does not believe that the amounts that are claimed by AT&T are in fact owed. The Company's defenses to AT&T's claims include, but are not limited to, the Company's assertion that AT&T billed the Company for numbers belonging to other parties and for special features and services, which the Company requested that AT&T disconnect and AT&T failed to disconnect when notified by the Company. In addition, the Company believes that AT&T failed to make available to the Company discounts for services that were customarily available to users with comparable volume. Moreover, AT&T, prior to the filing of its lawsuit, failed to provide the Company with documentation with respect to any amounts which it claimed were due from the Company. Further, AT&T had agreed to take no action to collect any disputed amounts until such documentation was provided to the Company. The Company has retained Counsel who has responded to the complaint filed by AT&T and has also filed a counterclaim which includes punitive damages for losses sustained by the Company as a result of what the Company believes to be improper billing practices by AT&T and the interruption of its service by AT&T. The Company is currently in informal discovery with AT&T. AT&T, through its attorneys, has informally agreed that based on their initial review of the material furnished to them by the Company to date, they acknowledge an AT&T billing error of close to $100,000. The Company has provided AT&T with additional backup substantiating AT&T errors and inappropriate billing. The court magistrate has scheduled a date in December, 2003 for a discussion between the parties and the court as to the results of discovery. The Company has recently also been informed by AT&T through its attorney that AT&T will furnish the Company a complete review of all billing records pertaining to the Company so that the Company can cross examine these billing charges independently.

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


ITEM 2.  CHANGES IN SECURITIES

         c.       RECENT SALES OF UNREGISTERED SECURITIES.
                  ---------------------------------------

         During May, 2002 through November, 2002, the Company committed to issue 38,920 common shares in satisfaction of $3,892 of interest charges.

         In December, 2002 and February, 2003 the Company committed to issue 625,000 common shares in connection with the issuance of a $50,000 unsecured convertible promissory note and in connection with the extension of an unsecured convertible promissory note.

         In August, 2003, the Company committed to issue 150,000 common shares for services rendered.

         In August, 2003, the Company issued 645,000 common shares for common shares previously committed.

         In August, 2003, the Company issued 100,000 common shares in satisfaction of $1,000 of interest charges.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: November 11, 2003                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer