Form 10QSB
period 2003-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2004-02-13
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended November 30, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 2003 (UNAUDITED) AND FEB 28, 2003 (AUDITED)
================================================================================

                                     ASSETS

                                                    NOVEMBER 30,   FEBRUARY 28,
                                                        2003           2003
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------  -------------
CURRENT ASSETS
Cash and cash equivalents                           $         --   $      8,346
Accounts receivable                                        7,947         16,228
Inventories                                               59,150         61,675
Prepaid expenses                                           8,675         73,171
                                                    -------------  -------------

         Total current assets                             75,772        159,420

FURNITURE AND EQUIPMENT, net                              38,241         54,285
INTANGIBLE ASSETS, net                                    57,799         73,525
RESTRICTED CASH                                            2,500          2,500
OTHER ASSETS                                              23,820         20,820
                                                    -------------  -------------

                  TOTAL ASSETS                      $    198,132   $    310,550
                                                    =============  =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Book overdraft                                 $     27,689   $         --
     Short-term notes payable                          1,512,176      1,502,176
     Convertible promissory notes                        748,890        738,890
     Capital lease obligations                           148,369        156,369
     Due to related party                                     --          1,665
     Accounts payable                                  1,611,820      1,620,010
     Accrued payroll and other expenses                  966,963        902,222
     Accrued interest                                  1,224,446      1,063,519
                                                    -------------  -------------

         Total  liabilities                            6,240,353      5,984,851

    LONG TERM LIABILITIES
         Convertible Promissory Notes                     50,000         50,000

    Total Liabilities                                  6,290,353      6,034,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                     --             --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                     --             --
     Common stock, $0.01 par value
         20,000,000 shares authorized and
         17,650,667 shares issued and outstanding        183,958        176,508
     Common stock committed, $0.01 par value              30,425         45,550
         Additional paid-in capital                   12,351,895     12,341,720
     Accumulated deficit                             (18,658,499)   (18,288,079)
                                                    -------------  -------------

              Total stockholders' deficit             (6,092,221)    (5,724,301)
                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    198,132   $    310,550
                                                    =============  =============



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED NOVEMBER 30,2003 AND
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
================================================================================


                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                     2003               2002
                                                 -------------     -------------
                                                  (UNAUDITED)       (UNAUDITED)

NET SALES                                        $    186,306      $    227,431

COST OF SALES                                           9,739             9,812
                                                 -------------     -------------

GROSS PROFIT                                          176,567           217,619
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                             20,858           129,823
     General and administrative                       131,276           133,822
     Depreciation and amortization                     10,590            15,557
                                                 -------------     -------------

     Total operating expenses                         162,724           279,202
                                                 -------------     -------------

INCOME (LOSS) FROM OPERATIONS                          13,843           (61,583)
                                                 -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                             --             1,076
     Interest expense                                  70,739            55,027
                                                 -------------     -------------

         Total other expense                           70,739            56,103
                                                 -------------     -------------

NET INCOME (LOSS)                                $    (56,896)     $   (117,686)
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.00)     $      (0.01)
                                                 =============     =============
DILUTED LOSS PER SHARE                           $      (0.00)     $      (0.01)
                                                 =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                18,934,907        18,049,264
                                                 =============     =============



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED NOVEMBER 30,2003 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
================================================================================

                                                  NINE MONTHS ENDED NOVEMBER 30,
                                                     2003               2002
                                                 -------------     -------------
                                                 (UNAUDITED)        (UNAUDITED)


NET SALES                                        $    611,935      $    992,528

COST OF SALES                                          48,909            25,117
                                                 -------------     -------------

GROSS PROFIT                                          563,026           967,411
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                            306,512           558,539
     General and administrative                       377,137           553,450
     Depreciation and amortization                     31,770            46,668
     Stock-based compensation                           1,500                --
                                                 -------------     -------------

         Total operating expenses                     716,919         1,158,657
                                                 -------------     -------------

LOSS FROM OPERATIONS                                 (153,893)         (191,246)
                                                 -------------     -------------

OTHER EXPENSE
Non-cash interest charges                               2,000             3,892
Interest expense                                      214,527           197,225
                                                 -------------     -------------

         Total other expense                          216,527           201,117
                                                 -------------     -------------

NET LOSS                                         $   (370,420)     $   (392,363)
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.02)     $      (0.02)
                                                 =============     =============

DILUTED LOSS PER SHARE                           $      (0.02)     $      (0.02)
                                                 =============     =============

WEIGHTED-AVERAGE SHARES OUTSTANDING                18,847,647        18,032,986
                                                 =============     =============




   The accompanying notes are an integral part of these financial statements.


                                                                                                  MULTIMEDIA TUTORIAL SERVICES,INC.
                                                                                                                     AND SUBSIDIARY
                                                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                            FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------------



                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE, FEB 28, 2002                    17,650,667     $   176,508    $     45,550    $ 12,341,720    $(18,288,079)   $ (5,724,301)

Common stock committed for
      Service                                                                1,500                                           1,500

Common stock committed for:
      Interest                              100,000           1,000                                                          1,000
      Prior Years shares committed          645,000           6,450        (16,625)         10,175                              -

NET Loss                                                                                                   (370,420)       (370,420)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, November 30, 2002
           (UNAUDITED)                   18,395,667    $    183,958    $     30,425    $ 12,351,895    $(18,658,499)   $ (6,092,221)
                                       =============   =============   =============   =============   =============   =============


                            The accompanying notes are an integral part of these financial statements.

                                                                 5


                                                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                            AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND
                                   FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
==========================================================================================
                                                               NINE MONTHS ENDED NOVEMBER 30,
                                                                      2003         2002
                                                                   ----------   ----------
                                                                   (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(370,420)   $(392,363)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                           31,770       46,668
              Common stock committed for interest                      1,000        3,892
              Common stock committed and issued for services           1,500           --
     (Increase) decrease in:
         Accounts receivable                                           8,281       44,528
         Inventories                                                   2,525        9,570
         Prepaid expenses and other assets                            64,496       (6,764)
     Increase (decrease) in:
         Other assets                                                  3,000           --
         Due to related party                                         (1,665)        (950)
         Accounts payable                                             (8,190)      51,853
         Accrued payroll and other expenses                           64,741      126,758
         Accrued interest                                            160,927      153,808
                                                                   ----------   ----------
Net cash provided from (used in) operating activities                (48,035)      37,000
                                                                   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                                  --       (5,673)
     Increase in intangibles                                              --       (1,020)
                                                                   ----------   ----------
Net cash used in investing activities                                     --       (6,693)

 CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of convertible promissory notes           10,000
     Proceeds from issuance of notes payable                          10,000       23,000
     Repayment of notes payable                                           --      (12,000)
     Repayment of capital lease obligation                            (8,000)          --
                                                                   ----------   ----------
Net cash provided by financing activities                             12,000       11,000
                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents               $ (36,035)   $  41,307

   CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF YEAR       8,346      (30,228)
                                                                   ----------   ----------
CASH AND CASH EQUIVALENT
(BOOK OVERDRAFT), END OF YEAR                                      $ (27,689)   $  11,079
                                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                 $      --    $  43,417
                                                                   ==========   ==========
     INCOME TAXES PAID                                             $     910    $     310
                                                                   ==========   ==========

        The accompanying notes are an integral part of these financial statements.

                                            6

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE NINE MONTHS ENDED NOVEMBER 30,2003 FOR THE
                                 NINE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended November 30, 2003 the Company committed to issue 150,000 shares of common stock for $1,500 of services rendered.

During the nine months ended November 30, 2003 the Company issued 100,000 shares of common stock for $1,000 of interest expenses incurred.

During the nine months ended November 30, 2003 the Company issued 645,000 shares of common stock for common stock previously committed.

During the nine months ended November 30, 2002, the Company committed to issue 38,920 shares of common stock for $3,892 of interest expense incurred.



   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 (UNAUDITED)
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the first nine months ended November 30, 2003, the Company issued 100,000 common shares for $1,000 of interest expense incurred.

During the first nine months ended November 30, 2003, the Company committed to issue 150,000 common shares for $1,500 of services rendered.

During the nine months ended November 30, 2003 the Company issued 645,000 shares of common stock for common stock previously committed.

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

RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED NOVEMBER 30, 2003 AND 2002.

         Net sales for the three (3) months ended November 30, 2003 (the "2003 Period") were $186,306 compared to $227,431 in the three (3) months ended November 30, 2002 (the "2002 Period").

         Gross profit was $176,567 in the 2003 Period compared to $217,619 in the 2002 Period.

         Selling and marketing expenses decreased to $20,858 in the 2003 Period compared to $129,823 for the 2002 Period. The 2003 figures include a write down of the payable to AT&T in the amount of $58,468 as a result of the settlement of the Company's litigation with AT&T. Furthermore, the Company continued to refine its advertising strategies with more cost effective advertising.

         General and administrative expenses was $131,276 in the 2003 Period compared to $133,822 in the 2002 Period.

         Depreciation and amortization was $10,590 in the 2003 Period compared to $15,557 in the 2002 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Interest expense was $70,739 in the 2003 Period compared to $55,027 in the 2002 Period. The Company also had non-cash interest charges of $1,076 in the 2002 Period relating to stock issued for interest expense.

         Income from operations before depreciation and amortization was $24,443 in the 2003 Period compared to a loss of $46,026 in the 2002 Period.

         Net loss decreased to $56,896 in the 2003 Period compared to $117,686 in the 2002 Period.

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

         The Company continues to advertise its programs in a direct marketing campaign with favorable results. The Company plans to expand its procurement of qualified leads and to expand its telesales staff,

RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED NOVEMBER 30, 2003 AND 2002.

         Net sales for the nine (9) months ended November 30, 2003 (the "2003 Period") were $611,935 compared to $992,528 in the nine (9) months ended November 30, 2002 (the "2002 Period"). These results reflect the Company's shift from its telesales outsourcing work on behalf of other companies which are associated with high personnel costs to a return to the marketing and selling of its proprietary educational products from which it enjoys a gross profit margin in the area of 90%.

         Gross profit was $563,026 in the 2003 Period compared to $987,411 in the 2002 Period. The decrease in gross profit was a consequence of a drop in net sales.

         Selling and marketing expenses decreased to $306,512 in the 2003 Period compared to $558,539 in the 2002 Period. The 2003 figures include a write down of the payable to AT&T in the amount of $58,468 as a result of the settlement of the Company's litigation with AT&T. Furthermore, the Company continued to refine its advertising strategies with more cost effective advertising.

         General and administrative expenses decreased to $377,137 in the 2003 Period compared to $553,450 in the 2002 Period.

         Depreciation and amortization decreased to $31,770 in the 2003 Period compared to $46,668 in the 2002 Period. This decrease was due to certain assets being fully depreciated in the prior year.

         Stock based compensation was $1,500 in the 2003 Period compared to zero in the 2002 Period.

         Interest expense was $214,527 in the 2003 Period compared to $197,225 in the 2002 Period. The Company also had non-cash interest charges of $2,000 in the 2003 Period compared to $3,892 in the 2002 Period relating to stock issued for interest expense.

         Net loss from operations before depreciation and amortization decreased to $122,123 in the 2003 Period compared to a loss of $144,578 in the 2002 Period.

         Net loss decreased to $370,420 in the 2003 Period compared to $392,363 in the 2002 Period. Loss from operations decreased to $153,893 in the 2003 Period compared to a loss of $191,246 in the 2002 Period.

                        LIQUIDITY AND CAPITAL RESOURCES.

         The Company's book overdraft was $8,346 at November 30, 2003 compared to cash and cash equivalents of $11,079 at February 28, 2003.

         Net cash used in operations in the nine (9) months ended November 30, 2003 was $48,035 compared to cash provided from operations of $37,000 in the nine (9) months ended November 30, 2002.

         Net cash used in investing activities in the nine (9) months ended November 30, 2003 was -0- compared to $6,693 in the nine (9) months ended November 30, 2002.

         Net cash provided from financing activities in the nine (9) months ended November 30, 2003 was $12,000 compared to $11,000 in the nine(9) months ended November 30, 2002.

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

         In May and June 1997, the Company secured approximately $350,000 of loans ("1997 Loans"), which were used for working capital and for debt repayment. As of June 9, 2000, the note holders had converted all of the loans into 5,200,000 shares of common stock, including 1,600,000 of common stock issued in the fiscal quarter ended May 31, 2000.

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

         From November, 1999, to June, 2000, the Company issued approximately $763,000 of convertible, unsecured promissory notes. The notes bear interest at the rate of 10% PER ANNUM, and are due 10-months following the date of issuance. The notes are convertible into Common Stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five (5) days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The notes may be converted into a number of shares of common stock of the Company's subsidiary, The Tutorial Channel.com, equal to 1% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $600,000 of certain of these notes (Series A Notes), and equal to 0.25% of the issued and outstanding shares of common stock of such subsidiary for each $25,000 principal amount with respect to $163,000 of certain of these notes (Series B Notes). Each class of these notes is convertible on the earlier of (i) the last business day preceding the filing of the first registration statement for the common stock of such subsidiary, or (ii) December 1, 2000. As of May 31, 2001, $573,361 of these notes we converted into 5,733,611 shares of common stock.

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

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The Company has secured legal representation to defend the Company in the litigation and has won a stay of the judgment. A hearing has been scheduled for February, 2004.

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

         Video Tutorial Service, which is a wholly owned subsidiary of Multimedia Tutorial Service, was involved in a lawsuit with AT&T in which AT&T was seeking approximately $500,000 for outstanding charges for telephone services. The case was recently settled for $15,000 payable over 27 months.

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

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: February 13, 2004                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer