Form 10KSB
period 2004-02-29
MULTI MEDIA TUTORIAL SERVICES INC
filed 2004-06-01
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

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

                   1214 East 15th Street Brooklyn, New York 11230
                   ----------------------------------------------
          (Address of principal executive offices, including zip code)

                                  718-758-3807
                                  ------------
                (Issuer's telephone number, including area code)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 29, 2004 were $844,438.

The number of shares outstanding of the issuer's Common Stock as of May, 2004 was 19,920,667 shares. The aggregate market value of the Common Stock (18,669,273) held by non-affiliates, based on the approximate average of the bid and asked prices ($.050) of the Common Stock as of May 25, 2004 was $933,464.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company produces, acquires and distributes a variety of products to educational institutions and consumers using direct marketing through television, radio, print advertising and internet advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape, DVD and CD Rom for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes, DVD's,CD Roms and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics videotapes available.

         The Company generates leads through television, radio advertisements and internet advertising. The Company utilizes its own inbound and outbound telephone sales force to convert these leads into sales. The Company uses different 800 numbers for each channel on which it advertises, which permits the Company to track the effectiveness of its advertising. Payment is made by credit card or direct debit to a checking account. The product is then shipped to the customer. The Company's products have been purchased by over 250,000 customers over the last ten years.

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

         The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college levels. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape lesson reviews accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes at a price of $150. Sets of five videotapes are sold to schools at a price of $200, and $9.95 per each additional workbook. The Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include videotapes, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and then distributes them through the Company's direct marketing division. The average reading consumer order consists of five videotapes at a price of $159 for each order.

NEW FORMATS

         The Company has converted its videotapes into the more popular DVD format. This format enables the customer to use the Company's programming on his computer where a DVD drive is included. It also enables the customer to skip easily from one topic to another topic.

PRODUCT DEVELOPMENT

         The Company produces many of its own math videotape and DVD products and supplemental workbooks developed by the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator in the production of many of its programs. The Company's educational writers are independent contractors retained on a project-by-project basis. Total cost of a videotape production is approximately $10,000 to $15,000.

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

         In addition, these retailers often have a narrow product selection due to physical space limitations, have high facilities and staffing costs, offer limited service, and lack merchandising flexibility and shopping convenience. Because of the limitations of the traditional retail distribution channel, the Internet has the potential to become a key resource utilized by parents to pick from a broad range of educational products and services to meet their children's needs.

         Education has boomed as a for-profit industry in the past few years for the following reasons:

         o The 1990's saw one report after another decrying the condition of public education.

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

         Specialty educational and creative toy and game retailers that are focused on education often lack the expertise or time to analyze a child's specific needs. As a result, the traditional retail channel fails to satisfy parents' needs for selection, convenience, personalized service, advice and information.

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

         Parents are faced with the challenge of finding quality educational products and selecting the right products for their children. With thousands of educational products to choose from and few reliable sources of information, finding the appropriate products for a specific child's needs and goals can be overwhelming and confusing. Parents seek a resource for comprehensive and trusted educational content and product information to help them make informed purchase decisions. The Company's management vision is to develop a broad array of focused tutorial programs offered by sale and subscription over the internet and to be identified as the premier source in this category.

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

         In the fiscal year ended February 29, 2004, consumer videotape and DVD sales and school videotape and DVD sales constituted approximately 80%, and 20% of total educational sales, respectively. For the fiscal year ended February 28, 2003, consumer videotape sales and school videotape sales constituted approximately 80% and 20% of total educational sales, respectively.

SALES, MARKETING AND DISTRIBUTION

         The Company sells its programs on videotape and DVD to schools and consumers. Whereas in the past the Company procured its leads exclusively from national radio advertising, in the last several quarters the Company has been able to reduce its lead cost by shifting to internet advertising. The Company maintains an in house sales force and is able to convert generally 25% of its leads into customers. As the Company continues to expand its sales force it will seek out new internet advertising opportunities and radio advertising opportunities to increase its volume of leads.

         The Company conducts an active outbound sales program to its past customers in which it provides previous customers the follow-up course at a discounted price.

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

ADVERTISING

         In the radio advertising test which the Company conducted from October, 2002 to July, 2003, the Company found its advertising to be cost effective in national formats that met the Company's demographics and allowable cost per thousand. Nevertheless, it often found these national formats sold out. The Company has found internet advertising to be more effective and less subject to inventory availability.

PERSONNEL AND TRAINING

         The Company believes that the quality of its employees is a key factor in its effort to develop a profitable sales business. All salespeople receive a detailed review of each product they will be selling. In addition, the Company trains its salespeople in the art of converting an inquiry into a sale. A salesperson is in training for approximately 5 days, prior to working on a full-time basis. Furthermore, the Company continually monitors sales conversations to assure quality and customer satisfaction. Compensation is based on a combination of salary and commission. See "Risk Factors."

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

ADVERTISING AVAILABILITY

         Should the Company move back into radio advertising, it will be subjected to wide swings in airtime availability. In the internet arena, as more advertisers compete for web customers, advertising prices may significantly increase, reducing the company's profitability.

PROPRIETARY RIGHTS

         The Company has received certificates of registration with the United States Trademark Office for the following trademarks: MATH MADE EASY, PASSPORT TO MATH SUCCESS, LEARNING TRENDS, AND REAL LIFE MATH. The Company has filed applications with the United States Trademark Office for the registration of READING MADE EASY.

EMPLOYEES

         As of May 28, 2004, the Company had 20 employees, of whom 2 were executive officers, 15 were engaged in sales, and 3 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.

       HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $ $477,725 and $722,749 for the fiscal years ended February 29, 2004 and February 28, 2003. As of February 29, 2004, the Company had a working capital deficit of $6.227,164 and an accumulated deficit of $18,765,804. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 29, 2004, the Company had outstanding investor loans and advances aggregating $2,329,566 of which a certain amount may be converted into equity. All but $60,000 of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 16,481,689 shares of Common Stock at exercise or conversion 19,920,667 shares of Common Stock and as of June 1, 2004, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.05 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

RETURNS

       The Company typically experiences returns of 15-25% which is standard for the industry.

SEASONALITY AND AVAILABILITY OF MEDIA TIME

         As the Company has shifted its advertising dollars from radio to internet, the Company has effectively eliminated its dependence on the availability of advertising inventory which fluctuates widely according to seasonality and demand versus supply. The Company may return to radio and be subject to these fluctuations. In the internet arena, as more advertisers compete for web customers, advertising prices may significantly increase, reducing the company's profitability.

INFLUENCES OF THE ECONOMY

         The economic climate, if it worsens, may diminish the performance of the Company's own advertising campaign on behalf of its own Math Made Easy(TM) products.

LIMITED PRODUCT LINE

         In the fiscal year ended February 29, 2004, most of the Company's educational sales were from the Math Made Easy(TM) product line. The Company is currently selling its math programs in both videotape, DVD, and CD Rom formats. Many of the educational product companies have reconfigured their videotape based programs into interactive computer software. The Company has plans to do this as well but may lack the financing to successfully complete this project.

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

COMPETITION

         The Company's educational videotape and DVD offerings compete with a variety of software related tutorials of well established companies, who market their materials in computer software related stores. These companies typically provide a significant advertising budget to support their retail sales programs. In addition, the Company's self help tutorial programs compete with local and national privately owned learning centers such as Sylvan Learning Corp as well as Kaplan's educational testing centers. These companies allocate many millions of dollars to support the branding of these centers. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than the Company. The market is also characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing through internet advertising, the Company recognizes that the internet currently hosts many other educational and children related sites that include competitive educational videos and software. This could ultimately diminish demand for the Company's products.

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

GOVERNMENT REGULATION

         In response to the concerns of consumer advocacy groups and as a result of the practices of a number of unscrupulous telemarketing companies, the Federal Trade Commission and the Federal Communications Commission have promulgated rules regulating the telemarketing industry. The Company is not directly affected by the new government regulations restricting unsolicited calls to consumers who place themselves on a "do not call" list since the Company does not initiate any cold calls to consumers who have not made a prior inquiry to the Company. Nevertheless, the pervasive negative opinion on telesales calls could adversely affect the Company's sales campaigns.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 29, 2004 and February 28, 2003, the Company had federal net operating loss carryforwards of approximately $11,553,000 and $11,302,000, respectively, portions of which expire yearly through 2014 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

         The Company leases an approximately 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500 is scheduled to expire in February, 2006.

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

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of the payments due under these schedules where it has not been able to comply with the agreed schedules including one with its largest creditor who had received a judgment against the Company in 2001. The creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its oral agreement with the creditor as may be modified from time to time. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $400,000, and $100,000 respectively which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was filed on February 2, 2003 in Civil Court, Kings County. The judgment was vacated in April, 2004 in civil court, Kings County. The creditor still has a judgment against the Company in Oklahoma and could bring another action in New York.

         Another creditor is suing the Company for $82,000. The complaint was filed on February 6, 2003 in NY State Supreme Court, Suffolk County. The suit deals with equipment leased to the Company. The Company has answered the complaint by denying the claim. The creditor did not answer the motion and the case was dismissed.

         In May, 2004 the company was served with a lawsuit by a California law firm which is suing the Company for $70,000 for unpaid legal bills. A case management conference is scheduled for October 8, 2004 in the Superior Court Alternative Dispute Resolution Center in San Francisco. The Company is in the process of retaining counsel to review the merits of the Company's case and to prepare a response to this suit.

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

COMMON STOCK

                                         Bid Prices              Asked Prices
                                         ----------              ------------
                                       High        Low           High      Low
                                       ----        ---           ----      ---
Year Ending February 28, 2003

1st Quarter                            0.035      0.11           0.045    0.016
2nd Quarter                            0.016      0.014          0.016    0.016
3rd Quarter                            0.013      0.013          0.013    0.013
4th Quarter                            0.011      0.011          0.011    0.011

Year Ending February 29, 2004
1st Quarter                            0.012      0.012          0.012    0.012
2nd Quarter                            0.012      0.008          0.015    0.011
3rd Quarter                            0.008      0.006          0.011    0.01
4th Quarter                            0.18       0.007          0.19     0.011


Year Ending February 28, 2005
1st Quarter                            0.13       0.038          0.15     0.045

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on May 28, 2004 were approximately $.05 and $.06, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

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

         In November 2002 the Company committed to issue 10,760 common shares in satisfaction of $1,076 of interest charges

         In February 2003, the Company committed to issue 500,000 common shares in connection with the issuance of a $50,000 unsecured convertible promissory note. These shares were issued in the year ended February 29, 2004.

         During the year ended February 28, 2003, the Company committed to issue 163,920 shares of common stock for $13,517 of interest expense incurred.

         During the year ended February 29,2004, the Company issued 645,000 shares of common stock that had been committed in the previous year.

         During the year ended February 29, 2004, the Company issued 325,000 shares of common stock for $3,250 of interest expense incurred.

         During the year ended February 29, 2004, the Company issued 150,000 shares of common stock for $1,500 of legal services incurred.

         During the year ended February 29, 2004, the Company issued 100,00 shares in connection with the issuance of a $10,000 unsecured convertible promissory note.

         In addition to the various issuances of securities referenced above in this Report, the Company issued options to purchase 7,275,000 shares of Common Stock at exercise prices ranging from $.01 to $.25 to various employees and consultants of the Company during the fiscal years ended February 28, 2001 to February 28, 2003.

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2003 AND 2002. Net sales for the fiscal year ended February 29, 2004 (the "2004 Period") were $844,438 compared to $1,168,058 in the fiscal year ended February 29, 2002 (the "2003 Period"). This is a direct result of the Company having shifted its business away from its telesales servicing to a return to the sale of the Company's core business of marketing its own educational products. The Company did this in response to having experienced the whittling away of profit margins from telesales due to the competition originating from India's teleservicing companies.

         Gross profit was $777,947 in the 2004 Period compared to $1,129,284 in the 2003 Period.

         Selling and marketing expenses were $461,830 in the 2004 Period compared to $684,760 for the 2003 Period.

         General and administrative expenses were $480,935 in the 2004 Period compared to $693,840 in the 2003 Period.

         Interest expense was $268,485 in the 2004 Period compared to $411,208 in the 2003 Period. Of those amounts, $4,250 and $13,517 respectively, resulted from non-recurring, non-cash interest charges related to securities issued by the Company in connection with certain debt.

         Net loss from operations before depreciation, amortization, interest expense and non-cash charges was $164,818 in the 2004 period compared to $249,316 in the 2003 period. The smaller loss reflects an improvement in the Company's advertising results. The Company's management has learned through testing over the last eighteen months which advertising mediums render the lower cost per leads and the Company has allocated its advertising budget towards those efficient mediums. Furthermore, management had made continuous improvements in its training programs for new recruits, which has improved conversion of leads to sales. The Company has also introduced a new DVD version of its product as a replacement for the videotape version. This format is much more popular with consumers The percentage of sales in the DVD format has risen to an approximate 80% of the Company's volume. This has resulted in a drop in the Company's cost of goods since the cost of DVD replication is approximately 10% less than that of videotape duplication.

         Net loss was $ 477,725 in the 2004 Period compared to $722,749 in the 2003 Period. The non-recurring, non-cash interest charges constituted $4,250 of the losses in the 2004 Period. Losses before non-recurring, non-cash interest charges, and depreciation and amortization were $430,553 and $647,005 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively.

         In the 2004 period, the Company continued its advertising test over radio and the internet. The results have demonstrated that advertising is cost effective for the Company's products under certain limitations of cost of media and the type of programming that meets the Company's demographics. In the second half of 2004 the Company has gradually reduced radio and increased internet based advertising which has turned out to be more profitable and less subject to wide fluctuations in advertising inventory.

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

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $5,364 at February 29, 2004 from $10,846 at February 29, 2003. The Company had a cash balance of $2,864 at February 29, 2004.

         Net cash used in operating activities in the 2004 Period was $42,302 compared to $24,273 in the 2003 Period.

         Net cash provided by investing activities in the 2004 Period was $18,320 compared to net cash used of $6,693 in the 2003 Period.

         Net cash provided from financing activities in the 2004 Period was $18,500, compared to $66,990 in the 2003 Period.

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

         During the year ended February 28,2004, the Company issued 645,000 shares of common stock that had been committed in the previous year.

         During the year ended February 28, 2004, the Company issued 325,000 shares of common stock for $3,250 of interest expense incurred.

         During the year ended February 28, 2004, the Company issued 150,000 shares of common stock for $1,500 of legal services incurred.

         In February 2003 the Company received $50,000 for the issuance of its "C" unit, which includes a convertible, unsecured promissory note. The note accrues interest at the rate of 10 percent per annum payable in cash upon maturity, and the note is due in three years from the date of issuance. In connection with the "C" unit, the Company has committed to issue to the investor 500,000 shares of unregistered common stock. The notes are convertible into common stock at the lesser of: (i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five days immediately preceding conversion. However, the notes may not be converted at a price of less than $0.10 per share. The Company received $10,000 during the year ended February 29, 2004 through the issuance of a second note due July, 2006 having the same terms and conditions as the previous note described herein.

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

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of the payments due under these schedules where it has not been able to comply with the agreed schedules including one with its largest creditor who had received a judgment against the Company in 2001. The creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its oral agreement with the creditor as may be modified from time to time. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $400,000, and $100,000 respectively which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was filed on February 2, 2003 in Civil Court, Kings County. The judgment was vacated in April, 2004 civil court, Kings County. The creditor still has a judgment against the Company in Oklahoma and could bring another action in New York.

         Another creditor is suing the Company for $82,000. The complaint was filed on February 6, 2003 in NY State Supreme Court, Suffolk County. The suit deals with equipment leased to the Company. The Company has answered the complaint by denying the claim. The creditor did not answer the motion and the case was dismissed.

         In May, 2004 the company was served with a lawsuit by a California law firm which is suing the Company for $70,000 for unpaid legal bills. A case management conference is scheduled for October 8, 2004 in the Superior Court Alternative Dispute Resolution Center in San Francisco. The Company is in the process of retaining counsel to review the merits of the Company's case and to prepare a response to this suit.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company, as of May 28,2004, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               53            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                50            Director

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended February 29, 2004, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 29, 2004 and February 28, 2003:

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
Position        Year    Salary     Bonus        ($)          ($)             (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------

Barry
Reichman        2004    $100,000   -0-         -0-          -0-          4,000,000        -             -

Barry           2003    $100,000   -0-         -0-          -0-          3,000,000        -             -
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

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 29, 2004, no reports required under Section 16 (a) of the Exchange Act were made by any of the Company's executive officers, directors or 10% beneficial owners, if any, and that all such reports remain delinquent. The Company intends determine which reports, if any, are required to be filed by such persons, and to be in compliance with the filing requirements of Section 16(a).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 28, 2004, as adjusted for the one-for-ten reverse split, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for
(i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 1214 East 15th Street Brooklyn, NY 11230


Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    11,501,361              37

Anne Reichman (1)                     11,501,361              37

Custer Company, Inc. (2)              1,685,556               8.5

Josh B. Scheinfeld
  and Steve G. Martin (3)             3,978,611               19.6

Jacob Wizman (4)                      2,720,556               13.7

All officers and directors
  as a group (2 persons)(6)           6,501,361               38.4

----------

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


(5)      See Footnotes 1 and 2 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable.

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

                                    EXHIBITS

3.1      Certificate of Incorporation, as amended (1)
3.2      By-Laws (1)
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company (1)
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate (1)
10.1     Form of 1995 Stock Option Plan (1)
10.2     Employment Agreement between Registrant and Barry Reichman
16.1     Letter  re change in certifying accountant (2)
31 Certification of Barry Reichman pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Barry Reichman pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

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

                                 MULTI MEDIA TUTORIAL SERVICES, INC.

Dated: May 28, 2004             By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of June 1, 2004 by the following persons on behalf of Registrant and in the capacities indicated.

                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director

                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                                        CONTENTS
                                                               FEBRUARY 29, 2004

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

     Notes to Consolidated Financial Statements                      F-10 - F-15

                                    DON FUCHS
                           CERTIFIED PUBLIC ACCOUNTANT
                              1040 EAST 22ND STREET
                               BROOKLYN, NY 11210

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Multimedia Tutorial Services, Inc

I have audited the accompanying consolidated balance sheets of Multimedia Tutorial Services, Inc. and Subsidiary as of February 29, 2004 and February 28,2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the financial position of Multimedia Tutorial Services, Inc. and Subsidiary as of February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $ 476,725 and had an accumulated deficit of $18,764,804 as of February 29, 2004. In addition, the Company is currently in default on various obligations. These factors, among others, as discussed in Note 2 to the financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Don Fuchs, CPA

Brooklyn, New York
May 31, 2004

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                         FEBRUARY 29, 2004 and FEBRUARY 28, 2003

--------------------------------------------------------------------------------

                                     ASSETS

                                                         2004             2003
                                                       --------         --------
CURRENT ASSETS
     Cash                                              $  2,864         $  8,346
     Accounts receivable                                 29,730           16,228
     Inventories                                         55,411           61,675
     Prepaid expenses                                     5,261           73,171
                                                       --------         --------

         Total current assets                            93,266          159,420

FURNITURE AND EQUIPMENT, net                             32,329           54,285
INTANGIBLE ASSETS, net                                   52,559           73,525
RESTRICTED CASH                                           2,500            2,500
OTHER ASSETS                                              2,500           20,820
                                                       --------         --------

                  TOTAL ASSETS                         $183,154         $310,550
                                                       ========         ========

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                         FEBRUARY 29, 2004 and FEBRUARY 28, 2003
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                       2004            2003
                                                   -------------   -------------
CURRENT LIABILITIES
     Short-term notes payable                      $  1,520,676     $ 1,502,176
     Convertible promissory notes                       738,890         738,890
     Capital lease obligation                           146,369         156,369
     Accounts payable                                 1,610,190       1,620,010
     Accrued payroll and other expenses               1,026,551         902,222
     Accrued interest                                 1,277,754       1,063,519
     Due to related party                                -                1,665
                                                   -------------   -------------
          Total Current Liabilities                $   6,320,430    $ 5,984,851

LONG-TERM LIABILITIES
     Convertible promissory note                         60,000          50,000
                                                   -------------   -------------

          Total Liabilities                        $  6,380,430     $ 6,034,851
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                    --              --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                    --              --
     Common stock, $0.01 par value
         20,000,000 shares authorized
         18,770,667 shares issued and outstanding  $    187,708    $    176,508
     Common stock committed, $0.01 par value             28,925          45,550
     Additional paid-in capital                      12,351,895      12,341,720
     Accumulated deficit                            (18,765,804)    (18,288,079)
                                                   -------------   -------------

      Total Stockholders' Deficit                  $ (6,197,276)   $ (5,724,301)
                                                   -------------   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    183,154    $    310,550
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED FEBRUARY,

--------------------------------------------------------------------------------

                                                     2004              2003
                                                 -------------     -------------

NET SALES                                        $    844,438         1,168,058

COST OF SALES                                          66,491            38,774
                                                 -------------     -------------

GROSS PROFIT                                     $    777,947      $  1,129,284
                                                 -------------     -------------

OPERATING EXPENSES
     Selling and marketing                       $    461,830      $    684,760
     General and administrative                       480,935           693,840
     Depreciation and amortization                     42,922            62,227
     Stock-based compensation                           1,500                --
                                                 -------------     -------------

         Total operating expenses                     987,187         1,440,827
                                                 -------------     -------------

LOSS FROM OPERATIONS                             $   (209,240)     $   (311,543)
                                                 -------------     -------------

OTHER EXPENSE
     Non-cash interest charges                         (4,250)          (13,517)
     Interest expense                                (264,235)         (397,689)
                                                 -------------     -------------

         Total other expense                         (268,485)         (411,208)
                                                 -------------     -------------

NET LOSS                                         $   (477,725)         (722,749)
                                                 =============     =============

BASIC LOSS PER SHARE                             $      (0.03)     $      (0.04)
                                                 =============     =============

DILUTED LOSS PER SHARE                           $      (0.03)     $      (0.04)
                                                 =============     =============

WEIGHTED-AVERAGE SHARES OUTSTANDING                18,218,516        17,650,667
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

                                                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                              AND SUBSIDIARY
                                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                               FOR THE YEARS ENDED FEBRUARY,

----------------------------------------------------------------------------------------------------------------------------

                                                  Common Stock          Common      Additional
                                            ------------------------     Stock       Paid-In      Accumulated
                                               Shares       Amount     Committed     Capital        Deficit         Total
                                      --------------  --------------  --------------  --------------  --------------  --------------


Balance, February 28, 2002               17,650,667   $     176,508   $      32,033   $  12,341,720   $ (17,565,330)    ($5,015,069)

Common stock committed for
       Interest expense                                                      13,517                                          13,517

Net Loss                                                                                                   (722,749)       (722,749)
                                      --------------  --------------  --------------  --------------  --------------  --------------

Balance, February 28, 2003               17,650,667   $     176,508   $      45,550   $  12,341,720   $ (18,288,079)  $  (5,724,301)


Issuance of Common Stock for:
       Prior year shares committed          645,000           6,450         (16,625)         10,175                             -0-
       Interest                             325,000           3,250                                                           3,250
       Services                             150,000           1,500                                                           1,500


Net Loss                                                                                                   (477,725)       (477,725)
                                      --------------  --------------  --------------  --------------  --------------  --------------

Balance, February 29,2004                18,770,667   $     187,208   $      28,925   $  12,351,895   $ (18,765,804)  $   6,197,276
                                      ==============  ==============  ==============  ==============  ==============  ==============

                         The accompanying notes are an integral part of these financial statements.

                                                            F-5

                                               MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                    AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      FOR THE YEARS ENDED FEBRUARY
----------------------------------------------------------------------------------

                                                             2004         2003
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(477,725)   $(722,749)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                           42,922       62,227
      Common stock in lieu of interest expense                 3,250           --
      Common stock issued for services                         1,500           --
      Common stock committed in lieu of interest expense          --       13,517

  (Increase) decrease in
      Accounts receivable                                    (13,502)      49,429
      Inventories                                              6,264       11,184
      Prepaid expenses                                        67,910       (3,386)

  Increase (decrease) in
      Due to related party                                    (1,665)      (2,780)
      Accounts payable                                        (9,820)      85,168
      Accrued payroll and other expenses                     124,329      276,382
      Accrued interest                                       214,235      206,285
                                                           ----------   ----------

Net cash used in operating activities                      $ (42,302)   $ (24,273)
                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                             --       (5,673)
  Increase in intangibles                                         --       (1,020)
  Decrease in other assets                                    18,320           --
                                                           ----------   ----------

Net cash provided by (used in) investing activities           18,320       (6,693)
                                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                     (10,000)      (5,010)
  Proceeds from issuance of notes payable                     31,000       88,000
  Repayment of notes payable                                  (2,500)     (13,000)
                                                           ----------   ----------

Net cash provided by financing activities                  $  18,500    $  69,990
                                                           ----------   ----------

    The accompanying notes are an integral part of these financial statements.

                                        F-6


                                                            MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  FOR THE YEARS ENDED FEBRUARY,
-----------------------------------------------------------------------------------------------

                                                                       2004            2003
                                                                  -------------   -------------
Net increase(decrease) in cash and cash equivalents               $     (5,482)   $     38,574

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF YEAR            8,346         (30,228)
                                                                  -------------   -------------

 CASH, END OF YEAR                                                $      2,864    $      8,346
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $     -0-       $     41,417
                                                                  =============   =============

     INCOME TAXES PAID                                            $        910    $        820
                                                                  =============   =============

           The accompanying notes are an integral part of these financial statements.

                                              F-7

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

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

During the year ended February 28,2004, the Company issued 645,000 shares of common stock that had been committed in the previous year.

During the year ended February 28, 2004, the Company issued 325,000 shares of common stock for $3,250 of interest expense incurred.

During the year ended February 28, 2004, the Company issued 150,000 shares of common stock for $1,500 of legal services incurred.


During the year ended February 29,2004, the Company issued options to purchase 5,200,000 shares of common stock at an exercise price of $.01 to various employees. In addition, the Company issued options to purchase 125,000 shares of common stock at an exercise price of $.10 to the holder of an unsecured promissory note.

  The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2004

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc., a Delaware corporation, is engaged in the production and sales of educational videocassettes, CD's and DVD's through its wholly-owned subsidiary, Video Tutorial Services, Inc. (collectively, the "Company"). The Company sells its educational products and services on the Internet on the Company's website, Mathmadeeasy.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $ 477,725 and $722,749 during the years ended February 29, 2004 and February 28, 2003, respectively. In addition, the Company had an accumulated deficit of $ 18,765,804 and a working capital deficit of $ 6,237,164 as of February 29, 2004. Further, the Company is currently in default on its capitalized leases. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials. The Company expenses advertising costs as incurred. Advertising expense was $238,109 and $140,540 during the years ended February 29, 2004 and February 28, 2003, respectively.

         Inventories
         -----------
         The cost of inventories is determined by the first-in, first-out method and is stated at the lower of cost or market. Inventories are composed primarily of videocassettes, cd's,dvd's, and textbooks. Inventory carrying values are composed entirely of product costs.

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

         Patents and Copyrights
         ----------------------
         Patents and copyrights, stated at cost less accumulated amortization, were amortized using the straight-line method over their estimated useful lives of three years. As of February 29, 2004 the assets have been fully amortized.

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

         Concentrations of Credit Risk
         -----------------------------
         The financial instrument which potentially subjects the Company to concentrations of credit risk is cash. The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of February 29, 2004, there were no uninsured portions.

         Net Loss per Share
         ------------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 29, 2004 and February 28, 2003, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

         Comprehensive Income
         --------------------
         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 29, 2004 consists of the following:

            Furniture and fixtures                                 $     55,565
            Office equipment                                             20,392
            Computer equipment and software                             895,372
            Leasehold improvements                                      113,960
                                                                   -------------

                                                                       1,085,289
            Less: accumulated depreciation and amortization           1,052,960
                                                                   -------------

                     TOTAL                                         $     32,329
                                                                   =============

         Depreciation and amortization expense was $42,922 and $62,227 for the years ended February 29, 2004 and February 28, 2003, respectively.

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 29, 2004 consisted of the following:

             Master video production costs                         $  1,143,505
             Web Site Development Costs                                  69,050
                                                                   -------------

                                                                      1,212,555
             Less accumulated amortization                            1,159,996
                                                                   -------------

                      TOTAL                                        $     52,559
                                                                   =============

NOTE 5 - SHORT-TERM NOTES PAYABLE

         At February 29, 2004, the Company maintained short term, unsecured promissory notes in the amount of $750,000. The notes bear interest at 8% per annum and were issued September and October 1996 with a six-month original maturity. The maturity dates were subsequently extended and the notes are currently due and payable.

         At February 29, 2004, the Company maintained short term, non interest bearing unsecured promissory notes in the amount of $212,676 which are payable on demand.

         During a previous year the Company raised $475,000 through short term unsecured bridge financing. The notes bear interest at 10% per annum and had a six-month maturity date. During the year ended February 28, 2001 $100,000 of these notes were converted into common stock. These notes are currently due and payable.

         During the year ended February 28, 2000 the Company raised $100,000 through the issuance of short term notes. The notes bear interest at 10% per annum and are payable on demand. Subsequently, an additional $83,000 was advanced under the same terms and conditions by the same lender.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

         At February 29, 2004, the Company maintained short-term, convertible promissory notes in the amount of $250,000. The notes bear interest at 10% per annum, and are convertible into common stock at a price of (i) $1.2656 per share or (ii) 75% of the closing bid for the five trading days prior to the conversion. Related to this debt, the Company maintains 45,455 shares of its common stock in escrow.

         During the year ended February 28, 2003, the Company obtained $50,000 through an unsecured convertible promissory note due in February, 2006. The note bears interest at 10% per annum and is convertible into common stock at a price of the lesser of (i)$.50; or (ii)at fifty percent(50%) of the average of the closing bid price during the five trading days prior to the conversion. The Company received $10,000 during the year ended February 29, 2004 through the issuance of a second note due July, 2006 having the same terms and conditions as the previous note described herein.

         During the period ended February 28, 2001, the Company obtained $475,690 through short term promissory notes. The conversion terms of these notes are the same as the aforementioned notes. Of these amounts, $100,000 was converted to common shares in the same period.

         During the year ended February 29, 2000, the Company converted $135,500 of accounts payable into short-term convertible promissory notes. The notes bear interest at 10% per annum and are outstanding in the amount of $113,200 as of February 29, 2004.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         In March, 2004 the Company entered into a two year operating lease at a new facility in Brooklyn, New York. The lease began on March 1,2004 and expires on February 28,2006. The Company is obligated to pay a monthly rent of $2,500. The future minimum commitments due under non-cancelable operating leases for the year ended February 28, 2004 is approximately $57,500. Rent expense was $64,668 and $132,064 for the years ended February 29, 2004 and February 28, 2003, respectively The Company was in default on its capital lease agreements at February 28, 2003 and as such, has classified the entire amount representing principal as a current liability.

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

NOTE 8 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for income taxes consisted of the following:

                  Deferred tax assets
                  Operating losses                                 $  4,510,000
                  Valuation allowance                                (4,510,000)
                                                                   -------------

                           NET DEFERRED TAX ASSET                  $         --
                                                                   =============

         Deferred tax assets consist of net operating loss carryforwards multiplied by the effective tax rates. The federal operating loss carryforwards at February 29, 2004 were approximately $11,553,000.

NOTE 9 - STOCKHOLDERS' DEFICIT

         Stock Purchase Warrants and Options
         -----------------------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 29, 2004 and February 28, 2003:

                                                         2004           2003
                                                    -------------  -------------
           Net loss:
               As reported                           $  (477,725)  $   (722,749)
                 Deduct: stock-based compensation
                         expense determined under
                         fair-value based method         (18,000)       (23,151)
               Pro forma                              $ (495,725)      (745,900)

           Basic and diluted loss per common share:
               As reported                            $      (0.03)  $    (0.04)
               Pro forma                              $      (0.03)  $    (0.04)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 29, 2004 and February 28, 2003: dividend yields of 0% and 0%, respectively; expected volatility of close to zero;risk-free interest rates of 4.0% and 4.03%, respectively; and an average expected life of five years. The weighted average fair value per option of options granted during 2004 and 2003 was $.003 and $.003, respectively.

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

         The following summarizes the stock option transactions:

                                                                              Outside Option Plan
                                                                           -------------------------
                                                              Weighted-                    Weighted
                                             Stock Options    Average      Stock Options   Average
                                              & Warrants      Exercise      & warrants     Exercise
                                              outstanding      Price        Outstanding     Price
                                             -------------  -------------  -------------  ----------


 BALANCE FEBRUARY 28, 2002                      4,223,860            .42       6,625,000        .11

Granted - Year ended February 28, 2003            825,000            .02
Expired - Year ended February 28, 2003           (517,171)
                                             -------------                   ------------

Balance, February 28, 2003                      4,531,689           0.36       6,625,000       0.11
Granted - Year ended Febraury 29, 2004          5,200,000           0.01         125,000       0.10
                                             -------------                   ------------
                                                9,731,689           0.17       6,750,000       0.11
                                             =============                   ============


         The weighted-average remaining contractual life of the options outstanding is 6.4 years at February 29, 2004.

NOTE 10 - ATT LITIGATION

         The Company was successful in a litigation with AT&T which resulted in a settlement of $15,000 for all charges owed on this account. The amount of $73,468 had been included in Accounts Payable prior to the settlement. Gneral and Administrative expenses have been reduced by $58,468

NOTE 11 - RELEASE FROM CONTRACT

         In 1998, the Company had contracted with a vendor to supply educational materials for resale at below-market prices, specifying a guaranteed amount of purchases. A deposit of $68,050 was being held by the supplier against future orders. The Company's purchases of such product fell short by approximately $210,000 for which the vendor began a court action. A settlement was reached, granting the vendor full possession of the deposit while dropping all claims for additional funds. The $68,050 is included under General and Administrative expenses.

NOTE 12 - SUBSEQUENT EVENT

         As mentioned above in Note 7, the Company moved to a new facility in March 2004. As a result, telephone switching equipment and leasehold improvements, having previously been fully depreciated and amortized, will be removed from the 'Assets' section of the Balance Sheet.

         In May, 2004, a majority of the Company's shareholders approved an increase in the number of authorized shares of common stock to 100 million shares.