Form 10QSB
period 2004-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2004-07-15
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

                              1214 East 15th Street
                            Brooklyn, New York 11230
                   ------------------------------------------
          (Address of principal executive offices, including zip code)

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF July 13, 2004 WAS 23,980,667 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                          MAY 31, 2004 AND MAY 31, 2003

       Consolidated Balance Sheet                                 F-1 - F-2

       Consolidated Statement of Operations                       F-3

       Consolidated Statement of Stockholder's Deficit            F-4

       Consolidated Statement of Cash Flows                       F-5 - F-6

       Notes to Consolidated Financial Statements                 F-7 - F-8

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                             MAY 31, 2004 (UNAUDITED) AND FEB 29, 2004 (AUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                                        MAY 31,     FEBRUARY 29,
                                                         2004           2004
                                                     ------------   ------------
                                                     (UNAUDITED) (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                            $     2,377    $     2,864
Accounts receivables                                      25,611         29,730
Inventories                                               70,731         55,411
Prepaid expenses                                           5,911          5,261
                                                     ------------   ------------

         Total current assets                            104,630         93,266

FURNITURE AND EQUIPMENT, net                              22,060         32,329
INTANGIBLE ASSETS, net                                    48,257         52,559
RESTRICTED CASH                                            2,500          2,500
OTHER ASSETS                                               2,500          2,500
                                                     ------------   ------------

                  TOTAL ASSETS                       $   179,947    $   183,154
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        MAY 31, 2004 (UNAUDITED) AND FEBRUARY 29, 2004 (AUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                        MAY 31,     FEBRUARY 29,
                                                         2004           2004
                                                     ------------   ------------
                                                     (UNAUDITED) (AUDITED)

CURRENT LIABILITIES
     Short-term notes payable                        $ 1,538,676    $ 1,520,676
     Convertible promissory notes                        738,890        738,890
     Capital lease obligations                           143,369        146,369
     Accounts payable                                  1,623,395      1,610,190
     Accrued payroll and other expenses                1,026,308      1,026,551
     Accrued interest                                  1,333,367      1,277,754
                                                     ------------   ------------

              Total current liabilities                6,404,005      6,320,430
                                                     ------------   ------------
LONG TERM LIABILITIES

     Convertible promissory notes                         75,000         60,000
                                                     ------------   ------------

Total Liabilities                                      6,479,005      6,380,430
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.01 par value
         100,000,000 shares authorized and
         19,920,667 shares issued and outstanding        199,208        187,708
     Common stock committed 1,304,240 shares,
      $0.01 par value                                     30,425         28,925
     Additional paid-in capital                       12,351,895     12,351,895
     Accumulated deficit                             (18,880,586)   (18,765,804)
                                                     ------------   ------------

              Total stockholders' deficit             (6,299,058)    (6,197,276)
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $   179,947    $   183,154
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTHS ENDED MAY 31,2004 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                              FOR THE THREE MONTHS ENDED MAY 31,

                                                         2004           2003
                                                     ------------   ------------
                                                     (UNAUDITED) (UNAUDITED)

NET SALES                                            $   197,281      $ 270,719

COST OF SALES                                             21,623         26,086
                                                     ------------   ------------

GROSS PROFIT                                             175,658        244,633
                                                     ------------   ------------
OPERATING EXPENSES
     Selling and marketing                                95,224        181,209
     General and administrative                          110,431        151,375
     Depreciation and amortization                         6,980         10,590
     Stock based compensation                              1,500             --
                                                     ------------   ------------

         Total operating expenses                        214,135        343,174
                                                     ------------   ------------

LOSS FROM OPERATIONS                                     (38,477)       (98,541)
                                                     ------------   ------------


OTHER EXPENSE
     Abandonment of Equipment                             (7,592)            --
     Non-cash interest charges                            (1,500)            --
     Interest expense                                    (67,213)       (71,863)
                                                     ------------   ------------

         Total other expense                             (76,305)       (71.863)
                                                     ------------   ------------

NET LOSS                                             $  (114,782)   $  (170,404)
                                                     ============   ============

BASIC LOSS PER SHARE                                 $     (0.01)   $     (0.01)
                                                     ============   ============

DILUTED LOSS PER SHARE                               $     (0.01)   $     (0.01)
                                                     ============   ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                   19,899,581     18,684,907
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                 FOR THE THREE MONTHS ENDED MAY 31, 2004 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2004                    18,770,667    $    187,708    $     28,925    $ 12,351,895    $(18,765,804)   $ (6,197,276)

Sale of common stock                      1,000,000          10,000                                                          10,000

Common Stock issued for:
    Legal Services                          150,000           1,500                                                           1,500

Common Stock committed for:
     Interest                                                                 1,500                                           1,500

NET Loss                                                                                                   (114,782)       (114,782)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, MAY 31, 2004 (UNAUDITED)    19,920,667    $    199,208    $     30,425    $ 12,351,895    $(18,880,586)   $ (6,299,058)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                                         MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                              AND SUBSIDIARY
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE THREE MONTHS ENDED MAY 31, 2004 AND
                                          FOR THE THREE MONTHS ENDED MAY 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED MAY 31,

                                                                    2004            2003
                                                               -------------   -------------
                                                                (UNAUDITED)
(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (114,782)   $  (170,404)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                           6,980         10,590
              Abandonment of fixed assets                             7,591             --

      Common stock committed and issued for:
      Interest                                                        1,500             --
      Services                                                        1,500             --
     (Increase) decrease in:
         Accounts receivable                                          4,119         (10,091)
         Inventories                                                (15,320)          4,212
         Prepaid expenses                                              (650)         66,274
         Other assets                                                   --           (3,000)
      Increase (decrease)in:
         Due to related party                                            --          (1,665)
         Accounts payable                                            13,205          21,546
         Accrued payroll and other expenses                            (243)         25,101
         Accrued interest                                            55,613          53,963
                                                               -------------   -------------

Net cash provided by (used in) operating activities                 (40,487)         (3,474)
                                                               -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of capital lease obligations                          (3,000)         (3,000)
     Proceeds from issuance of common stock                          10,000
     Proceeds from issuance of notes payable                         33,000               --
                                                               -------------   -------------

Net cash provided (used in) by financing activities                  40,000          (3,000)
                                                               -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED MAY 31,2004 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

                                                    FOR THE MONTHS ENDED MAY 31,

                                                         2004           2003
                                                     ------------   ------------
                                                     (UNAUDITED) (UNAUDITED)

Net increase (decrease) in cash and cash
  equivalents                                               (487)        (6,474)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               2,864          8,346
                                                     ------------   ------------
Cash and Cash Equivalent, END OF YEAR                $     2,377    $     1,872
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

     INTEREST PAID                                            --             --
                                                     ============   ============

     INCOME TAXES PAID                               $       910    $       910
                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended May 31, 2004 the Company committed to issue 150,000 shares of common stock for $1,500 of legal services rendered.

During the three months ended May 31, 2004 the Company issued 150,000 shares of common stock for $1,500 of interest expense incurred.




   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2004 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2004.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2004 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2003 (UNAUDITED)

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

SUBSEQUENT EVENTS

Subsequent to May 31, 2004 the Company issued 1,500,000 shares of common stock for consulting services.

Subsequent to May 31, 2004 the Company issued 300,000 shares of common stock for legal services, 150,000 of which were previously committed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 29, 2004 AND 2003, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2004 AND 2003.

         Net sales for the fiscal quarter ended May 31, 2004 (the "2004 Period") were $197,281 compared to $290,719 in the fiscal quarter ended May 31, 2003 (the "2003 Period"). In an effort to produce a superior return on investment (ROI) from its advertising expenditures, in the current quarter, the Company modified its criteria for the selection of media. The company has been successful in obtaining improved results from its advertising expenditure and continues to seek new ways to maximize its advertising results.

         Gross profit was $175,658 in the 2004 Period compared to $244,633 in the 2003 Period.

         Selling and marketing expenses were $95,224 in the 2004 Period compared to $181,209 for the 2003 Period. The lower selling expense was a result of a reduction of advertising expenses.

         General and administrative expenses were $110,431 in the 2004 Period compared to $151,375 in the 2003 Period. The 2003 general and administrative expenses include $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendor to settle a claim against the Company on a contract for minimum volume of reading programs which the Company distributes.

         Interest expense was $67,213 in the 2004 Period compared to $71,863 the 2003 Period. The Company also had non-cash interest charges of $1,500 in the 2004 Period compared to -0- in the 2003 period.

         Net loss from operations before depreciation, amortization, interest expense, non-cash interest charges and abandonment of fixed assets was $29,997 for the 2004 Period as compared to $87,951 for the 2003 Period. The net loss for the 2003 period includes a $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendor to settle a claim against the Company on a contract for minimum volume of reading programs which the Company distributes.

         Net Loss from operations was $114,782 in the 2004 Period compared to $170,404 in the 2003 Period.

         In the first quarter , the Company continued its advertising campaign and has been able to reduce its cost per lead and thereby increased its return on investment.

         The Company increased the number of our authorized shares of common stock from 20,000,000 shares to 100,000,000 shares and decreased the par value of our common stock and preferred stock to $0.0001 par value. This action was approved on April 20, 2004 by our Board of Directors and effective May 24, 2004. In addition, a majority of our issued and outstanding voting securities approved the action by written consent in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and cash equivalents was $2,377 at May 31, 2004.

         Net cash used in operating activity was $40,487 in the 2004 Period compared to $3,474 in the 2003 Period.

         Net cash used in investing activities in the 2004 Period and 2003 Period was -0-.

         Net cash provided by financing activities was $40,000 for the 2004 Period compared to cash used by financing activities of $3,000 in the 2003 period.

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

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company came to a one-year agreement on February 3, 2003 with its largest creditor who had received a judgment against the Company in November 2001 . Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is in arrears for Federal and Unemployment for approximately, $400,000, and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in having these liens removed.

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The judgment was vacated in April, 2004 in civil court, Kings County. The creditor still has a judgment against the Company in Oklahoma and could bring another action in New York.

         Another creditor is suing the Company for $82,000. The complaint was entered on February 6, 2003 in NY State Supreme Court and the creditor made a motion for summary judgment. The Company answered to the complaint by denying the claim. The creditor allowed the scheduled date to pass and the case was removed from the courts schedule. On July 21, 2004 there is a motion scheduled to restore the matter to the courts calendar. The Company has made a cross motion to interpose an amended answer and to enter counterclaims.

         In May, 2004 the company was served with a lawsuit by a California law firm which is suing the Company for $70,000 for unpaid legal bills. A case management conference is scheduled for October 8, 2004 in the Superior Court Alternative Dispute Resolution Center in San Francisco. The Company has retained San Francisco counsel who has responded to the complaint on behalf of the Company.

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

         The Company has received a report from its independent public accountants, which has been filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

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

         The Company has reached payment agreements with certain of its vendors relating to obligations in the aggregate amount of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of these schedules where it has not been able to comply with the agreed schedules. In particular, the Company came to a one-year agreement on February 3, 2003 with its largest creditor who had received a judgment against the Company in November 2001 . Accordingly, the creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its agreement with the creditor. The company is currently in compliance of its agreement with this creditor. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is in arrears for Federal and Unemployment for approximately, $400,000, and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in having these liens removed.

         One of the Company's creditors has obtained a default judgment against the Company for an amount of approximately $29,000. The complaint was entered on February 2, 2003 in Civil Court, Kings County. The judgment was vacated in April, 2004 in civil court, Kings County. The creditor still has a judgment against the Company in Oklahoma and could bring another action in New York.

         Another creditor is suing the Company for $82,000. The complaint was entered on February 6, 2003 in NY State Supreme Court and the creditor made a motion for summary judgment. The Company answered to the complaint by denying the claim. The creditor allowed the scheduled date to pass and the case was removed from the courts schedule. On July 21, 2004 there is a motion scheduled to restore the matter to the courts calendar. The Company has made a cross motion to interpose an amended answer and to enter counterclaims.

         In May, 2004 the company was served with a lawsuit by a California law firm which is suing the Company for $70,000 for unpaid legal bills. A case management conference is scheduled for October 8, 2004 in the Superior Court Alternative Dispute Resolution Center in San Francisco. The Company has retained San Francisco counsel who has responded to the complaint on behalf of the Company.


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

         During the three months ended May 31, 2004, committed to issue 150,000 shares of common stock for $1,500 of legal services incurred. Additionally, the officer-director of the Company exercised 1,000,000 options of the company for 1,000,000 shares of common stock at $.01 per share.

         During the three months ended May 31, 2004, the Company issued 150,000 shares of common stock in connection with a convertible unsecured promissory note of $15,000.

         In February 2003 the Company received $50,000 for the issuance of its "C" unit, which includes a convertible, unsecured promissory note. The note accrues interest at the rate of 10 percent per annum payable in cash upon maturity, and the note is due in three years from the date of issuance. In connection with the "C" unit, the Company has committed to issue to the investor 500,000 shares of unregistered common stock. The notes are convertible into common stock at the lesser of:(i) $0.50 per share, or (ii) 50% of the average of the closing bid price for the Common Stock during the five days immediately preceding conversion. However, the notes may not be converted at a price of less that $.10 per share. The Company received $10,000 during the year ended February 29, 2004 through the issuance of a second note due July, 2006 having the same terms as the previous note described herein. The Company received $15,000 during the three months ended May 31,2004 through the issuance of a note due March 18, 2007 having the same terms and conditions as the previous note described herein.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) REPORTS ON FORM 8-K - The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: July 13, 2004                     By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer