Form 10QSB
period 2004-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2004-10-20
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended August 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       ----------------------------------
            (Name of small business issuer specified in its charter)

             Delaware                                     73-1293914
  ---------------------------------                   -------------------
  (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

                   1214 EAST 15TH STREET BROOKLYN, NY  11230
                   ------------------------------------------
          (Address of principal executive offices, including zip code)

                                  718- 951-1383
                                  ------------
                (Issuer's telephone number, including area code)

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

                    Common Stock, $0.0001 par value per share
                               Redeemable Warrants
                               -------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of October 15, 2004 was 34,245,667 shares.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                          AUGUST 31, 2004 (UNAUDITED) AND FEB 28, 2004 (AUDITED)

--------------------------------------------------------------------------------

                                     ASSETS

                                           AUGUST 31, 2004     FEBRUARY 28, 2004
                                          -----------------    -----------------
                                             (UNAUDITED)          (AUDITED)
CURRENT ASSETS
Cash and cash equivalents                 $         54,404     $          2,864
Accounts receivable                                 18,304               29,730
Inventories                                         59,019               55,411
Prepaid expenses                                     3,729                5,261
                                          -----------------    -----------------

         Total current assets                      135,456               93,266

FURNITURE AND EQUIPMENT, NET                        19,382               32,329
INTANGIBLE ASSETS, NET                              48,455               52,559
RESTRICTED CASH                                      2,500                2,500
OTHER ASSETS                                         2,500                2,500
                                          -----------------    -----------------

                  TOTAL ASSETS            $        208,293     $        183,154
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                     AUGUST 31, 2004 (UNAUDITED) AND FEBRUARY 28, 2004 (AUDITED)

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           AUGUST 31, 2004     FEBRUARY 28, 2004
                                          -----------------    -----------------
                                             (UNAUDITED)           (AUDITED)

CURRENT LIABILITIES
     Short-term notes payable                  $ 1,497,489      $     1,520,676
     Convertible promissory notes                  651,390              738,890
     Capital lease obligations                     140,369              146,369
     Accounts payable                              637,663            1,610,190
     Accrued payroll and other expenses          1,184,552            1,026,551
     Accrued interest                            1,381,447            1,277,754
                                          -----------------    -----------------
        Total Current Liabilities                5,492,910            6,320,430

LONG TERM LIABILITIES
        Convertible promissory notes                75,000               60,000
        Accounts payable                            88,000                  ---
                                          -----------------    -----------------

Total liabilities                                5,655,910            6,380,430
                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.0001 par
         value 1,000,000 shares authorized
         no shares issued and outstanding               --                   --
     Preferred stock, Series B, $0.0001 par
         value 50 shares authorized
         no shares issued and outstanding               --                   --
     Common stock, $0.0001 par value
         100,000,000 shares authorized and
         34,245,667 shares issued and
         outstanding                               342,458              187,708
     Common stock committed 389,240 shares,
         $0.0001 par value                          28,925               28,925
     Additional paid-in capital                 13,312,045           12,351,895
     Accumulated deficit                       (19,131,045)         (18,765,804)
                                          -----------------    -----------------

              Total stockholders' deficit       (5,447,617)          (6,197,276)
                                          -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIT                                  $        208,293     $        183,154
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED AUGUST 31,2004 AND
                          FOR THE THREE MONTHS ENDED AUGUST 31, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

                                          FOR THE THREE MONTHS ENDED AUGUST 31,

                                                  2004               2003
                                          -----------------    -----------------
                                              (UNAUDITED)         (UNAUDITED)

NET SALES                                 $        178,595     $        154,910

COST OF SALES                                       27,771               13,084
                                          -----------------    -----------------

GROSS PROFIT                                       150,824              141,826
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                          97,814              104,445
     General and administrative                    129,914               94,486
     Depreciation and amortization                   6,980               10,590
     Stock based compensation                       34,800                1,500
                                          -----------------    -----------------

         Total operating expenses                  269,508              211,021
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (118,684)             (69,195)
                                          -----------------    -----------------

OTHER INCOME (EXPENSE):
     Non-cash interest charges                    (580,600)              (2,000)
     Interest expense                              (36,480)             (71,925)
     Debt forgiveness                              485,305                  ---
                                          -----------------    -----------------
         Total other(expense)                     (131,775)             (73,925)
                                          -----------------    -----------------

NET LOSS                                  $       (250,459)    $       (143,120)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.01)    $          (0.01)
                                          =================    =================
DILUTED LOSS PER SHARE                    $          (0.01)    $          (0.01)
                                          =================    =================

WEIGHTED  AVERAGE SHARES OUTSTANDING            26,355,668            18,761,809
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Six months Ended August 31,2004 and
                            For the Six Months Ended August 31, 2003 (unaudited)

--------------------------------------------------------------------------------

                                            FOR THE SIX MONTHS ENDED AUGUST 31,

                                                  2004               2003
                                          -----------------    -----------------
                                              (UNAUDITED)        (UNAUDITED)

NET SALES                                 $        375,876     $        425,629

COST OF SALES                                       49,394               39,170
                                          -----------------    -----------------

GROSS PROFIT                                       326,482              386,459
                                          -----------------    -----------------

OPERATING EXPENSES
     Selling and marketing                         193,038              285,654
     General and administrative                    240,345              245,861
     Depreciation and amortization                  13,960               21,180
     Stock-based compensation                       36,300                1,500
                                          -----------------    -----------------

         Total operating expenses                  483,643              554,195
                                          -----------------    -----------------

LOSS FROM OPERATIONS                              (157,161)            (167,736)
                                          -----------------    -----------------

OTHER INCOME (EXPENSE):
Non-cash interest charges                         (582,100)              (2,000)
Interest expense                                  (103,693)            (143,788)
Abandonment of equipment                            (7,592)                 ---
Debt forgiveness                                   485,305                  ---
                                          -----------------    -----------------
         Total other income (expense)             (208,080)            (145,788)
                                          -----------------    -----------------

NET LOSS                                  $       (365,241)    $       (313,524)
                                          =================    =================

BASIC LOSS PER SHARE                      $          (0.02)    $          (0.02)
                                          =================    =================

DILUTED LOSS PER SHARE                    $          (0.02)    $          (0.02)
                                          =================    =================

WEIGHTED-AVERAGE SHARES OUTSTANDING             23,127,624            18,847,647
                                          =================    =================

   The accompanying notes are an integral part of these financial statements.

                                               MULTIMEDIA TUTORIAL SERVICES, INC
                                                             AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       FOR THE SIX MONTHS ENDED AUGUST 31, 2004 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                Common Stock                Common       Additional
                                       -----------------------------        Stock         Paid-In       Accumulated
                                            Shares          Amount        Committed       Capital         Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, FEB 28, 2004                     18,770,667    $   187,708    $     28,925    $ 12,351,895    $(18,765,804)   $ (6,197,276)

Conversion of debt for common stock        8,805,000         88,050                         408,450                         496,500

Common Stock issued for:
      Consulting                           1,500,000         15,000                         135,000                         150,000
      Interest                             4,780,000         47,800                         384,300                         432,100
      Legal                                  390,000          3,900                          32,400                          36,300

NET Loss                                                                                                   (365,241)       (365,241)
                                       -------------   -------------   -------------   -------------   -------------   -------------

    BALANCE, Aug 31, 2003 (UNAUDITED)    34,245,667    $    342,458    $     28,925    $ 13,312,045    $(19,131,045)   $ (5,447,617)
                                       =============   =============   =============   =============   =============   =============

   The accompanying notes are an integral part of these financial statements.


                                                                                MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                              FOR THE SIX MONTHS ENDED AUGUST, 31

                                                                    2004            2003
                                                                 ----------      ----------
                                                                 (UNAUDITED)     (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $(365,241)      $(313,524)
    Adjustments to reconcile net loss to net cash
           used in operating activities
         Depreciation and amortization                              13,960          21,180
         Abandonment of fixed assets                                 7,591              --
         Debt forgiveness                                         (485,305)             --

    Common stock committed and issued for:
         Interest                                                  432,100           1,000
         Services                                                  186,300           1,500

    (Increase) decrease in:
         Accounts Receivable                                        11,426          10,852
         Inventories                                                (3,608)          5,565
         Prepaid expenses and other assets                           1,532          66,147
         Other assets                                                   --          (3,000)
     Increase (decrease) in:
         Due to related party                                           --          (1,665)
         Accounts payable                                         (345,909)         25,003
         Accrued payroll and other expenses                        198,001          41,206
         Accrued interest                                          103,693         107,988
                                                                 ----------      ----------

Net cash provided by (used in) operating activities               (245,460)        (37,748)
                                                                 ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of intangible assets                                  (4,500)             --
                                                                 ----------      ----------
Net cash provided by (used in) investing activities                 (4,500)             --
                                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Repayment of capital lease obligations                         (6,000)         (5,000)
     Proceeds from issuance of convertible promissory notes        328,000          10,000
     Proceeds from issuance of notes payable                        18,000          10,000
     Repayment of notes payable                                    (38,500)             --
                                                                 ----------      ----------
Net cash provided by (used in) financing activities                301,500          15,000
                                                                 ==========      ==========

             The accompanying notes are an integral part of these financial statements.


                                                                                                     AND SUBSIDIARY
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE SIX MONTHS ENDED AUGUST 31,2004 AND
                                                                FOR THE SIX MONTHS ENDED AUGUST 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------

                                                                                 FOR THE SIX MONTHS ENDED AUGUST 31,

                                                                                      2004               2003
                                                                                ----------------    ----------------
                                                                                   (UNAUDITED)        (UNAUDITED)

Net increase (decrease) in cash and cash equivalents                            $        51,540    $       (22,748)

CASH AND CASH EQUIVALENTS (BOOK OVERDRAFT), BEGINNING OF
     YEAR                                                                                 2,864              8,346
                                                                                ----------------   ----------------

Cash and Cash Equivalent
(BOOK OVERDRAFT), END OF YEAR                                                   $        54,404    $       (14,402)
                                                                                ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                              $        ---       $        35,800
                                                                                ================   ================

     INCOME TAXES PAID                                                          $           910    $           910
                                                                                ================   ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended August 31, 2004 the Company issued
1,890,000 shares of common stock for $186,300 of services rendered.

During the six months ended August 31, 2004 the Company issued 4,780,000 shares of common stock for $432,100 of interest expenses incurred.

During the six months ended August 31, 2004 the Company issued 8,805,000 shares of common stock for conversion of $496,500 of debt.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2003 (UNAUDITED)

--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2004.

GOING CONCERN ISSUES

The Company has received a report from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

NET LOSS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of commons shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2004 and February 29, 2003, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND
                            FOR THE SIX MONTHS ENDED AUGUST 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY

During the six months ended August 31, 2004 the Company issued 1,890,000 shares of common stock for $186,300 of services rendered.

During the six months ended August 31, 2004 the Company issued 4,780,000 shares of common stock for $432,100 of interest expenses incurred.

During the six months ended August 31, 2004 the Company issued 8,805,000 shares of common stock for conversion of $496,500 of debt.

During the six months ended August 31, 2003, the Company issued 100,000 common shares for $1,000 of interest expense incurred and the Company issued 645,000 of common shares for common stock previously committed.

During the six months ended August 31, 2003, the Company committed to issue 150,000 common shares for $1,500 of services rendered.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2004 AND 2003, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003. Net sales for the fiscal quarter ended August 31, 2004 (the "2004 Period") were $178,395 compared to $154,910 in the fiscal quarter ended August 31, 2003 (the "2003 Period").

         Gross profit was $150,824 in the 2004 Period compared to $141,826 in the 2003 Period.

         Selling and marketing expenses were $97,814 in the 2004 Period compared to $104,445 for the 2003 Period. This decrease in expenses reflects the better margins the Company has been able to achieve in its advertising spending.

         General and administrative expenses were $129,914 in the 2004 Period compared to $94,486 in the 2003 Period. The G&A increased as a result of additional legal expenses associated with the raising of capital and the negotiation of debt cancellation.

         Depreciation and amortization decreased to $6,980 in the 2004 period from $10,590 in the 2003 period.

         Stock based compensation was $34,800 in the 2004 Period relating to stock issued for services rendered compared with $1,500 in the 2002 Period.

         Interest expense was $36,480 in the 2004 Period compared to $71,925 in the 2003 Period. The Company also incurred non-cash interest expense of $580,600 in the 2004 period and $2,000 in the 2003 period. The non-cash interest charges related to the below market conversion features of certain convertible promissory notes issued by the Company and issuance of stock for interest charges and finance costs.

         Debt forgiveness was $485,305 in the 2004 period compared to -0- for the 2003 period relating to extinguishment of debt as a result of agreements with the Company's vendors.

         Net loss from operations before depreciation and amortization was $111,704 in the 2004 Period compared to $58,605 for the 2003 Period. The G&A increased as a result of legal expenses associated with the raising of capital and the negotiation of debt cancellation.

         Net Loss was $250,459 in the 2004 Period compared to $143,120 in the 2003 Period.

         In the second quarter, the Company continued its advertising campaign and has been able to reduce its cost per lead and thereby increased its return on investment.

         The Company increased its number of authorized shares of common stock From 20,000,000 shares to 100,000,000 shares and decreased the par value of the common stock and preferred stock to $0.0001 par value. This action was approved on April 20, 2004 by the Board of Directors effective May 24,2004. Additionally, a majority of the issued and outstanding voting securities approved the action by written consent in lieu of a special meeting in accordance with the relevant sections of the Delaware General Corporation Law.

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

         RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED AUGUST 31, 2004 AND 2003. Net sales for the six (6) months ended August 31, 2004 (the "2004 Period") were $375,876 compared to $425,629 in the six (6) months ended August 31, 2003 (the "2003 Period"). The lower sales figures reflect a decrease in the number of opportunistic buys available to the Company in its radio advertising. To compensate for this decrease, the Company has successfully built up its internet presence where it has found plentiful opportunities to advertise its products.

         Gross profit was $326,482 in the 2004 Period compared to $386,459 in the 2003 Period.

         Selling and marketing expenses were $193,038 in the 2004 Period compared to $285,654 in the 2003 Period. This decrease in expenses reflects the better margins the Company has been able to achieve in its advertising spending.

         General and administrative expenses were $240,345 in the 2004 Period compared to $245,861 in the 2003 Period. The 2003 general and administrative expenses include $65,450 write- off of prepaid expenses as a result of an agreement with one of the Company's vendors to settle a claim against the Company on a contract for minimum volume of reading programs that the Company distributes. The G&A for the 2004 period included additional legal expenses associated with the raising of capital and the negotiation of debt cancellation.

         Stock based compensation was $36,300 in the 2004 Period relating to stock issued for services rendered compared with $1,500 in the 2003 Period.

         Interest expense was $103,693 in the 2004 Period compared to $143,788 in the 2003 Period. The Company also had non-cash interest charges of $582,100 in the 2004 Period compared to $2,000 in the 2003 Period. The non-cash interest charges related to the below market conversion features of certain convertible promissory notes issued by the Company and issuance of stock for interest charges and finance costs.

         Depreciation and amortization decreased to $13,960 in the 2004 Period from $21,180 in the 2003 Period. This decrease was due to certain assets being fully depreciated during the prior year.

         Net Loss from operations before depreciation and amortization was $143,201 in the 2004 Period compared to $146,556 for the 2003 Period. The 2003 general and administrative expenses include $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendors to settle a claim against the Company on a contract for minimum volume of reading programs that the Company distributes. The G&A for the 2004 period included additional legal expenses associated with the raising of capital and the negotiation of debt cancellation.

         Net loss was $365,241 in the 2004 Period compared to $313,524 in the 2003 Period.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had cash and cash equivalents of $54,404 in the 2004 Period compared to a cash overdraft of $14,402 of in the 2003 Period. In addition the Company had restricted cash of $2,500 in the 2004 and 2003 periods.

         Net cash used in operations in the 2004 Period was $245,460 compared to cash provided from operations of $37,748 in the 2003 Period.

         Net cash used in investing activities in the 2004 Period was $4,500 compared to -0- in the 2003 Period.

         Net cash provided from financing activities in the 2004 Period was $301,500 compared to $15,000 in the 2003 Period.

         During the six months ended August 31, 2004 the Company issued 1,890,000 shares of common stock for $186,300 of services rendered.

         During the six months ended August 31, 2004 the Company issued 4,780,000 shares of common stock for $432,100 of interest expenses incurred.

         During the six months ended August 31, 2004 the Company issued 8,805,000 shares of common stock for conversion of $496,500 of debt.

         During the six months ended August 31, 2003, the Company issued 100,000 common shares for $1,000 of interest expense incurred and the Company issued 645,000 of common shares for common stock previously committed.

         During the six months ended August 31, 2003, the Company committed to issue 150,000 common shares for $1,500 of services rendered.

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

         The Company is in arrears for Federal and Unemployment for approximately, $400,000, and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has filed a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in having these liens removed.

         A creditor is suing the Company for $82,000. The complaint was entered on February 6, 2003 in NY State Supreme Court. The Company answered to the complaint by denying the claim. The Company has also brought counterclaims against this creditor for leasing to the Company defective equipment.

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

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. The Company may have increased capital requirements as it seeks to expand its product lines. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

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

         The Company is in arrears for Federal and Unemployment for approximately, $400,000, and $100,000 respectively. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has filed a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in having these liens removed.

         A creditor is suing the Company for $82,000. The complaint was entered on February 6, 2003 in NY State Supreme Court. The Company answered to the complaint by denying the claim. The Company has also brought counterclaims against this creditor for leasing to the Company defective equipment.

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


ITEM 2.  CHANGES IN SECURITIES

During the six months ended August 31, 2004 the Company issued 1,890,000 shares of common stock for $186,300 of services rendered.

During the six months ended August 31, 2004 the Company issued 4,780,000 shares of common stock for $432,100 of interest expenses incurred.

During the six months ended August 31, 2004 the Company issued 8,805,000 shares of common stock for conversion of $496,500 of debt.

During the six months ended August 31, 2003, the Company issued 100,000 common shares for $1,000 of interest expense incurred and the Company issued 645,000 of common shares for common stock previously committed.

During the six months ended August 31, 2003, the Company committed to issue 150,000 common shares for $1,500 of services rendered.

During the six months ended August 31, 2003 the Company issued 645,000 shares of common stock for common stock previously committed.

ITEM 3.  OTHER INFORMATION

         The Company negotiated a restructuring of its debt obligation with its largest trade creditor, thereby reducing its debt to this creditor by $478,839. The new balance owed to this creditor is $100,000 to be paid out over a four and one half year period.

         During the six months ended August 31, 2004 the Company issued and sold convertible debt totaling $313,000. Additionally, the Company issued $75,000 of convertible notes for consulting fees. Under the terms of the note each unit consists of 1,000,000 shares of restricted common stock and one Series "D" Unsecured Convertible Promissory Note having a face value of $100,000 accruing interest at 10% per annum. These notes were converted to common shares at $0.10 per share.


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         32.1     Section 1350 Certification of Barry Reichman

         (b) REPORTS ON FORM 8-K - The following report on Form 8-K was filed by the Company during the quarter ended August 31, 2004:

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: October 19, 2004                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer