Form 10KSB/A
period 2004-02-29
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-01-20
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                     Common Stock, $0.01 par value per share
                               -------------------
                                (Title of Class)

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

The number of shares outstanding of the issuer's Common Stock as of May 28, 2004 was 19,920,667 shares. The aggregate market value of the Common Stock (18,669,273) held by non-affiliates, based on the approximate average of the bid and asked prices ($.050) of the Common Stock as of May 25, 2004 was $933,464.

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

HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $ $500,525 and $722,749 for the fiscal years ended February 29, 2004 and February 28, 2003. As of February 29, 2004, the Company had a working capital deficit of $6,279,009 and an accumulated deficit of $18,788,724. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 29, 2004, the Company had outstanding investor loans and advances aggregating $2,329,566 of which a certain amount may be converted into equity. All but $60,000 of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. The Company is in default on one of its capitalized leases. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its current and former independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operations" and "Consolidated Financial Statements."

NEED FOR ADDITIONAL FINANCING

         The Company has limited resources and has not been able to finance its activities with the proceeds from operations and there can be no assurance it will be able to do so in the future. The Company is seeking additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund the Company's capital requirements. There can be no assurances that the Company will be able to obtain such additional funding from management or other investors on terms acceptable to the Company, if at all. Additional financings may result in dilution for then current stockholders. See "Management's Discussion and Analysis or Plan of Operations."

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 16,481,689 shares of Common Stock and 19,920,667 shares of Common Stock and as of June
1, 2004, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.05 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

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

DEPENDENCE ON MANAGEMENT

         The Company's business is significantly dependent upon the personal efforts and continued availability of Barry Reichman, its Chief Executive Officer. The loss or unavailability to the Company of Mr. Reichman could have a materialadverse effect upon the Company's business operations and prospects.
To the extent that the services of Mr. Reichman are unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such personnel on acceptable terms, if at all.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 29, 2004, the Company had federal net operating loss carryforwards of approximately $12,000,000, portions of which expire yearly through 2024 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources."

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

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2003 and 2004 and the initial quarter of the fiscal year ending February 28, 2005, and further reflects the period preceding and following May 24, 1999, the date on which the Company effected a one-for-ten reverse split of the issued and outstanding Common stock. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


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

            During the year ended February 29,2004, the Company issued 645,000 shares of common stock in payment of outstanding trade payables.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003. Net sales for the fiscal year ended February 29, 2004 were $844,438 compared to $1,168,058 in the fiscal year ended February 28, 2003.
 This is a direct result of the Company having shifted its business away from its telesales servicing to a return to the sale of the Company's core business of marketing its own educational products. The Company did this in response to having experienced the whittling away of profit margins from telesales due to the competition originating from India's teleservicing companies.

         Gross profit was $679,045 in 2004  compared to $1,057,284 in 2003.

         Selling, general and Administrative expenses were $969,553 in 2004 compared to $1,368,827 for 2003.


         Interest expense was $268,485 in 2004 compared to $411,206 in 2003.

         Net Loss from operations was $290,508 in 2004 compared to $311,543 in 2003. The smaller loss reflects an improvement in the Company's advertising results. The Company's management has learned through testing over the last eighteen months which advertising mediums render the lower cost per leads and the Company has allocated its advertising budget towards those efficient mediums. Furthermore, management had made continuous improvements in its training programs for new recruits, which has improved conversion of leads to sales. The Company has also introduced a new DVD version of its product as a replacement for the videotape version. This format is much more popular with consumers The percentage of sales in the DVD format has risen to an approximate 80% of the Company's volume. This has resulted in a drop in the Company's cost of goods since the cost of DVD replication is approximately 10% less than that of videotape duplication.

         Net loss was $ 500,525 in 2004 compared to $722,749 in 2003.

         In 2004,the Company continued its advertising test over radio and the internet. The results have demonstrated that advertising is cost effective for the Company's products under certain limitations of cost of media and the type of programming that meets the Company's demographics. In the second half of 2004 the Company has gradually reduced radio and increased internet based advertising which has turned out to be more profitable and less subject to wide fluctuations in advertising inventory.

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

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash decreased to $1,572 at February 29, 2004 from $8,346 at February 28, 2003.

         Net cash used in operating activities in 2004 was $35,274 compared to $29,273 in 2003.

         Net cash used in investing activities in 2004 was none compared to net cash used of $6,693 in 2003.

         Net cash provided from financing activities in 2004 was $28,500, compared to $44,772 in 2003.

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis.

         During the year ended February 28,2004, the Company issued 645,000 shares of common stock to liquidate outstanding trade payables.

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

         The Company had made a settlement with one of its creditors that had begun litigation on January 6, 2000 in Superior Court, Judicial District of Stanford/Norwalk, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 toward this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its payments. The Creditor sued the Company in the state of Connecticut but the court ruled that the creditor could not proceed with the suit in the State of Connecticut.

        The Company has reached payment agreements with certain of its vendors relating to obligations of approximately $700,000. There is no assurance that the Company's future revenues will be adequate to meet such payment schedules. Moreover, the Company's revenues have not always been sufficient to enable the Company to fully comply with these payment schedules. However, The Company has been able to receive extensions of the payments due under these schedules where it has not been able to comply with the agreed schedules including one with its largest creditor who had received a judgment against the Company in 2001. The creditor has agreed to take no action against the Company with respect to its judgment so long as the Company is in compliance with its oral agreement with the creditor as may be modified from time to time. Other creditors have given extensions in the form of agreements on a periodic basis. There is no assurance that any of these creditors will not, at some point in the future, declare the Company in default of its obligations. The company presently makes scheduled payments to creditors from operating cash flow. In addition, the Company has, from time to time, obtained additional funding from investors, which have enabled it to make up some of the shortages in the scheduled payments. Failure to cure a default in payment schedules could result in the entry of a judgment against the Company. The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $400,000, and $100,000 respectively which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

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

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In September, 2000 the Company received $100,000 in funding and issued 1,000,000 shares of common stock and 1,000,000 warrants. In January 2001, the Company received $25,000 in funding and issued 125,000 shares and 125,000 warrants and a debenture in the amount of $25,000. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

         The Company received a report from its independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern.

         The Company's operations have not been materially affected by the impact of inflation.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


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
Reichman(1)

----------
(1) Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

         (1) This chart assumes a market price of $0.01 for the Common Stock, the approximate closing market price for the Company's Common Stock in the over the counter market, as of February 28, 2004 as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

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

                                 MULTI MEDIA TUTORIAL SERVICES, INC.

Dated: January 18, 2005          By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of January 18, 2005 by the following persons on behalf of Registrant and in the capacities indicated.

                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director

                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                              FINANCIAL STATEMENTS
                               February 29, 2004


                                     INDEX
                                                                            PAGE
PART I. FINANCIAL INFORMATION                                             NUMBER

Financial Statements

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet                                                   F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Stockholders' Deficit                             F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                              F-6-F-14

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.

We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Media Tutorial Services, Inc. as of February 29, 2004, and the results of their operations and their cash flows for the year ended February 29, 2004 in conformity with accounting principles generally accepted in the United States of America,

The accompanying financial statements have been prepared assuming the Multi-Media Tutorial Services, Inc will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of approximately $18,800,000. The Company incurred a net loss for the period ended February 29, 2004 of approximately $500,000 and had negative working capital at February 29, 2004 of approximately $6,300,000. The Internal Revenue Service has imposed a tax lien on substantially all of the Company's assets as the Company is in arrears on payments of payroll taxes approximating $500,000. These factors, among others, raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co, LLP
                                        Sherb & Co, LLP
                                        Certified Public Accountants

New York, New York
January 18, 2005

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 29, 2004
--------------------------------------------------------------------------------

                                     ASSETS

                                                                          2004
                                                                        --------
CURRENT ASSETS
     Cash                                                               $  1,572
     Accounts receivable, less allowance of $33,000                       29,730
        for doubtful accounts
     Inventories                                                          35,411
     Prepaid expenses                                                      4,761
                                                                        --------

         Total current assets                                             71,474

FURNITURE AND EQUIPMENT, net                                              32,329
INTANGIBLE ASSETS, net                                                    52,559
OTHER ASSETS                                                               5,000
                                                                        --------

                  TOTAL ASSETS                                          $161,362
                                                                        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 29, 2004
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                       2004
                                                                   -------------
CURRENT LIABILITIES
     Notes payable                                                 $  2,259,566
     Accounts payable and accrued expenses                            4,090,917

                                                                   ------------
          Total Current Liabilities                                   6,350,483


Notes Payable due after one year                                         60,000
                                                                   ------------





STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.01 par value
         20,000,000 shares authorized
         18,770,667 shares issued and outstanding                       187,708
     Additional paid-in capital                                      12,351,895
     Accumulated deficit                                            (18,788,724)
                                                                   ------------

      Total Stockholders' Deficit                                    (6,249,121)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    161,362
                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             FOR THE YEARS ENDED
--------------------------------------------------------------------------------

                                                 FEBRUARY 29,       FEBRUARY 28,
                                                     2004              2003
                                                 -------------     -------------

NET SALES                                        $    844,438      $  1,168,058

COST OF SALES                                         165,393           110,774
                                                 -------------     -------------

GROSS PROFIT                                          679,045         1,057,284


SELLING,GENERAL AND ADMINISTRATIVE                    969,553         1,368,827
                                                 -------------     -------------

LOSS FROM OPERATIONS                                 (290,508)         (311,543)

OTHER INCOME (EXPENSE)
Cancellation of Debt                                   58,468
Interest expense                                     (268,485)         (411.206)
                                                 -------------     -------------
NET LOSS                                         $   (500,525)     $   (722,749)
                                                 =============     =============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.03)     $      (0.04)
                                                 =============     =============


WEIGHTED-AVERAGE SHARES OUTSTANDING                18,218,516        18,083,147
                                                 =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.



                                                                                   MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                        AND SUBSIDIARY
                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------------------------------------

                                              Common Stock               Additional
                                      ------------------------------       Paid-In      Accumulated
                                          Shares          Amount           Capital         Deficit          Total
                                      --------------  --------------    --------------  --------------  --------------

Balance, February 28, 2002               17,650,667   $     176,508    $  12,341,720   $ (17,565,450)    ($5,047,222)

Net Loss                                                                                    (722,749)       (722,749)
                                      --------------  --------------    --------------  --------------  --------------
Balance, February 28, 2003               17,650,667        176,508        12,341,720     (18,288,199)     (5,769,971)

Issuance of Common Stock for:
       Trade Payables                       645,000           6,450           10,175                           16,628
       Interest                             325,000           3,250                                             3,250
       Services                             150,000           1,500                                             1,500

Net Loss                                                                                    (500,525)        (500,525)
                                      --------------  --------------    --------------  --------------  --------------

Balance, February 29,2004                18,770,667   $     187,708     $  12,351,895   $ (18,788,724)  $    6,249,121
                                      ==============  ==============    ==============  ==============  ===============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-5

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             FOR THE YEARS ENDED
--------------------------------------------------------------------------------

                                                    February 29,   February 28,
                                                       2004            2003
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $   (500,525)   $   (722,749)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                      42,922          62,227
      Common stock payment of
            Interest                                      3,250              --
            Services                                      1,500              --
            Trade Payables                                6,450              --

  Changes in Operating assets and Liabilities:
      Accounts receivable                               (13,502)         49,429
      Inventories                                        26,264          11,184
      Prepaid expenses and other assets                  86,730          (3,386)

      Accounts Payable and accrued expenses             311,637         573,562


Net cash used in operating activities              $    (35,274)   $    (29,733)
                                                   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                        --          (5,673)
  Increase in intangibles                                    --          (1,020)


Net cash (used in) investing activities                      --          (6,693)
                                                   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                             --         (30,228)
  Proceeds from issuance of notes payable                28,500          88,000
  Repayment of notes payable                                 --         (13,000)
                                                   -------------   -------------

Net cash provided by financing activities          $     28,500    $     44,772
                                                   -------------   -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             FOR THE YEARS ENDED
--------------------------------------------------------------------------------


                                                      FEBRUARY 29,  FEBRUARY 28,
                                                         2004          2003
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents  $   (6,774)   $    8,346

CASH, BEGINNING OF YEAR                                    8,346             0
                                                      -----------   -----------

 CASH, END OF YEAR                                    $    1,572    $    8,346
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                    $        0    $        0
                                                      ===========   ===========

     INCOME TAXES PAID                                $        0    $   41,417
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2004
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

         Multi-Media Tutorial Services, Inc., a Delaware corporation, is engaged in the production and sales of educational videocassettes, CD's and DVD's through its wholly-owned subsidiary, Video Tutorial Services, Inc. (collectively, the "Company"). The Company sells its educational products and services on the Internet via the Company's website, Mathmadeeasy.com and through its own inbound and outbound sales force.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern
         -------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $ 500,525 and $722,749 during the years ended February 29, 2004 and February 28, 2003, respectively. In addition, the Company had an accumulated deficit of $ 18,788,724 and a working capital deficit of $ 6,279,009 as of February 29, 2004. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes approximating $500,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Shipping and Handling Costs
         ---------------------------
         The Company includes shipping and handling costs in cost of sales. Such costs were approximately $79,000 and $72,000 in the years ended February 29, 2004 and February 28, 2003, respectively.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock Based Compensation
         ------------------------
         The Company accounts for stock transactions in accordance with APB No.25, "Accounting for Stock Issued to Employees". In accordance with Statement of Accounting Standards No 123 ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation", the company adopted the pro forma disclosure requirements of SFAS 148.

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

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for notes payable also approximates fair value because the current interest rates offered to the Company for debt of similar maturities are substantially the same.


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

         Reclassifications
         -----------------
         Certain amounts in the prior year financial statements have been reclassified to conform with the 2004 presentation.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 29, 2004 consisted of the following:

            Furniture and fixtures                                $      55,565
            Office equipment                                            708,297
            Computer equipment                                          183,794
                                                                  --------------
                                                                        947,656

            Less: accumulated depreciation                              915,327
                                                                  --------------

                     TOTAL                                        $      32,329
                                                                  ==============

         Depreciation expense was $42,922 and $62,227 for the years ended February 29, 2004 and February 28, 2003, respectively.

         Substantially all the assets collateralize debt due to a vendor in the amount of $49,500.

         Additionally, the Internal Revenue Service has placed a tax lien on all the Company's assets to secure payment of payroll taxes in arrears approximating $500,000. The Company has submitted amended payroll tax returns for the parent company, Multimedia, and its subsidiary, Video Tutorial Service upon advice of counsel. Thus far, the Multimedia amended returns have been accepted. If the amended returns of the subsidiary are accepted as well, this will substantially reduce the Company's tax liability. There is no assurance, however, that these amended returns will be accepted.


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 29, 2004 consisted of the following:

             Master video production costs                         $  1,143,505
             Web Site Development Costs                                  69,050
             Software                                                    16,149
             Patents and Copyrights                                      22,088
                                                                   -------------
                                                                      1,250,792

             Less accumulated amortization                            1,198,233
                                                                   -------------

                      TOTAL                                        $     52,559
                                                                   =============

NOTE 5 - NOTES PAYABLE

        At February 29, 2004, the Company was obligated for the following:

        8-10% notes, unsecured, payable on demand                   $ 1,308,000

        Non-interest bearing notes, unsecured, payable on demand        212,676

        17% convertible unsecured notes payable on demand; the
        notes are convertible into common stock at a price of
        $1.2656 per share or 75% of the closing bid for the first
        five trading days prior to conversion.                          250,000

        10% convertible unsecured notes, payable on demand.
        The notes are convertible into common stock at a price
        of the lesser of $.50 or 50 percent of the average
        closing bid during the five trading days prior to notice
        of conversion.                                                  488,890

        10% convertible notes payable variously in 2006;
        the notes are convertible into common stock at the lesser
        of $.50 or 50% of the average of the closing bid price in
        the over the counter market during the five business days
        ending on the day before the holder gives notice of
        conversion.                                                      60,000
                                                                    ------------
        Total                                                       $ 2,319,566
        Less: due after one year                                         60,000
                                                                    ------------
                                                                    $ 2,259,566
                                                                    ============

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        At February 29, 2004 accounts payable and accrued expenses consisted of the following:

         Trade payables                                               1,556,361
         Accruals:
           Interest                                                   1,277,754
           Payroll Taxes                                                667,472
           Salaries                                                     352,138
           Professional                                                 219,943
           Other                                                         17,249
                                                                    ------------

                                                                    $ 4,090,917
                                                                    ============

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax asserts and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the period ended February 29, 2004 and February 28, 2003, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the (loss) before provision for income taxes, the reconciliation is as follows:

                                                        Year Ended
                                                 February 29,    February 28,
                                                    2004            2003

         Benefit computed at statutory rate      $ 175,000       $ 253,000

         Income tax benefit not utilized          (175,000)       (253,000)
                                                 ----------      ----------
         Net income tax benefit                  $   -0-         $   -0-
                                                 ----------      ----------

The Company had a net operating loss carryforward for tax purposes totaling approximately $12,000,000 at February 29, 2004 expiring though the year 2024. Listed below are the tax effects of the items related to the Company's net tax asset.


        Tax benefit of net operating loss
           carryforward                                 $ 4,200,000

        Valuation allowance                              (4,200,000)

          Net deferred tax asset                             -0-
                                                        ------------


NOTE 8 - OPERATING LEASE

         In March, 2004 the Company entered into a two year operating lease at a new facility in Brooklyn, New York. The lease began on March 1,2004 and expires on February 28,2006. The Company is obligated to pay a monthly rent of $2,500 through February, 2006. Net rent expense was $64,668 and $132,064 for the years ended February 29, 2004 and February 28, 2003, respectively The Company was in default on its capital lease agreements at February 28, 2003 and as such, has classified the entire amount representing principal as a current liability.


NOTE 9 - LITIGATION

         The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 10 - COMMON STOCK

         During the year ended February 29, 2004 the Company issued 645,000 Common shares valued at $.03 per share to liquidate certain trade payables; the Company also issued 325,000 shares valued at $.01 per share in payment of interest; the Company also issued 150,000 shares valued at $0.01 per share in payment of professional services.


NOTE 11 - STOCK WARRANTS AND OPTIONS

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

                                                         2004           2003
                                                     ------------  -------------
           Net loss:
               As reported                           $  (500,525)  $   (722,749)
                 Add:    stock-based compensation
                         expense determined under
                         fair-value based method         (18,000)       (23,151)
               Pro forma                             $  (518,525)      (745,900)

           Basic and diluted loss per common share:
               As reported                           $     (0.03)  $     (0.04)
               Pro forma                             $     (0.03)  $     (0.04)

         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 29, 2004 and February 28, 2003: dividend yields of 0% and 0%, respectively; expected volatility of close to zero; risk-free interest rates of 4.0% and 4.03%, respectively; and an average expected life of five years. The weighted average fair value per option of options granted during 2004 and 2003 was $.003 and $.003, respectively.

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


         The following summarizes the stock option transactions:

                                                                              Outside Option Plan
                                                                           -------------------------
                                                              Weighted-                    Weighted
                                             Stock Options    Average      Stock Options   Average
                                              & Warrants      Exercise      & warrants     Exercise
                                              outstanding      Price        Outstanding     Price
                                             -------------  -------------  -------------  ----------


BALANCE FEBRUARY 28, 2002                       4,223,860            .42       6,625,000        .11

Granted - Year ended February 28, 2003            825,000            .02
Expired - Year ended February 28, 2003           (517,171)
                                             -------------                   ------------

Balance, February 28, 2003                      4,531,689           0.36       6,625,000       0.11
Granted - Year ended February 29, 2004          5,200,000           0.01         125,000       0.10
                                             -------------                   ------------
Balance, February 29, 2004                      9,731,689           0.17       6,750,000       0.11
                                             =============                   ============

         The weighted-average remaining contractual life of the options outstanding is 6.4 years at February 29, 2004.


NOTE 11 - AT&T LITIGATION

         The Company was successful in a litigation with AT&T which resulted in a settlement of $15,000 for all charges owed on this account. The amount of $73,468 had been included in Accounts Payable prior to the settlement. Accordingly, $58,468 is reflected as other income in the financial statements.


NOTE 12 - RELEASE FROM CONTRACT

         In 1998, the Company contracted with a vendor to supply educational materials for resale at below-market prices, specifying a guaranteed amount of purchases. A deposit of $68,050 was held by the supplier against future orders. The Company's purchases of such product fell short by approximately $210,000 for which the vendor began a court action. A settlement was reached, granting the vendor full possession of the deposit while dropping all claims for additional funds. The $68,050 is included in General and Administrative expenses.


NOTE 13 - SUBSEQUENT EVENT

         In May, 2004, a majority of the Company's shareholders approved an increase in the number of authorized shares of common stock to 100 million shares and a decrease of the par value of the common stock and preferred stock to $0.0001.

         During the period of March 1, 2004 to January 13, 2005, the Company issued 15,650,000 common shares of which 7,760,000 shares were for the sale of Series "D" notes for gross proceeds of $313,000; 595,000 shares were issued as payment of services valued at $230,800 and the balance of 1,945,000 shares were issued in payment of outstanding debt in the amount of $152,000.


NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

         The Company restated the financial statements for the year ended February 29, 2004 to give effect to a write-down of obsolete and slow moving inventories in the amount of $20,000 and a write-off of assets of $2800.