Form 10QSB
period 2004-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-01-24
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended November 30, 2004


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

                   1214 East 15th Street Brooklyn, New York 11223
                   ------------------------------------------
          (Address of principal executive offices, including zip code)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of November 30, 2004 was 18,770,667 shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                        NOVEMBER 30, 2004 (UNAUDITED) AND FEB 29, 2004 (AUDITED)
================================================================================
                                     ASSETS
                                                    NOVEMBER 30,   FEBRUARY 29,
                                                        2004           2004
                                                     (UNAUDITED)     (AUDITED)
                                                    -------------  -------------
CURRENT ASSETS
Cash and cash equivalents                           $     16,420   $      1,572
Accounts receivable, less allowance of $33,000
for doubtful accounts                                     26,808         29,730
Inventories                                               38,011         35,411
Prepaid expenses                                           1,473          4,761
                                                    -------------  -------------

         Total current assets                             82,712         71,474

FURNITURE AND EQUIPMENT, net                              24,185         32,329
INTANGIBLE ASSETS, net                                    51,465         52,559
OTHER ASSETS                                               2,500          5,000
                                                    -------------  -------------

                  TOTAL ASSETS                      $    160,862   $    161,362
                                                    =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable                                       $  2,138,879   $  2,259,566
Acocunts payable and accrued expenses                  3,486,456      4,090,917
                                                    -------------  -------------
         Total  current liabilities                    5,625,335      6,350,483

LONG TERM LIABILITIES
Notes payable due after one year                          75,000         60,000
                                                    -------------  -------------

    Total Liabilities                                  5,700,335      6,410,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                     --             --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                     --             --
     Common stock, $0.0001 par value
         100,000,000 shares authorized and
         34,420,667 shares issued and outstanding        344,208        187,708
      Additional paid-in capital                      13,321,795     12,351,895
     Accumulated deficit                             (19,205,476)   (18,788,724)
                                                    -------------  -------------

              Total stockholders' deficit             (5,539,473)    (6,249,121)
                                                    -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    160,862   $    161,362
                                                    =============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED NOVEMBER 30,2004 AND
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED)
================================================================================

                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                     2004               2003
                                                 -------------     -------------
                                                  (UNAUDITED)       (UNAUDITED)

NET SALES                                        $    231,539      $    186,306

COST OF SALES                                          18,030             9,739
                                                 -------------     -------------

GROSS PROFIT                                          213,509           176,567

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          214,254           221,192
                                                 -------------     -------------

LOSS FROM OPERATIONS                                     (745)          (44,625)

OTHER INCOME (EXPENSE):
       Cancellation of Debt                                 -            58,468
         Interest expense                             (50,766)          (70,739)
                                                 -------------     -------------

 NET LOSS                                        $    (51,511)     $    (56,896)
                                                 =============     =============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.00)     $      (0.00)
                                                 =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                34,700,940        18,934,907
                                                 =============     =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED NOVEMBER 30,2004 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED)
================================================================================

                                                  NINE MONTHS ENDED NOVEMBER 30,
                                                     2004               2003
                                                -------------      -------------
                                                 (UNAUDITED)        (UNAUDITED)

NET SALES                                       $    607,415       $    611,935

COST OF SALES                                         67,424             48,909
                                                -------------      -------------

GROSS PROFIT                                         539,991            563,026

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         705,489            775,387
                                                -------------      -------------

LOSS FROM OPERATIONS                                (165,498)          (212,361)

OTHER INCOME (EXPENSE):
Cancellation of debt                                 485,305             58,468
Interest and finance expense                        (736,559)          (216,527)

                                                -------------      -------------

NET LOSS                                        $   (416,752)      $   (370,420)
                                                =============      =============

BASIC AND DILUTED LOSS PER SHARE                $      (0.02)      $      (0.02)
                                                =============      =============


WEIGHTED-AVERAGE SHARES OUTSTANDING               26,956,943         18,847,647
                                                =============      =============

   The accompanying notes are an integral part of these consolidated financial statements.



                                                                                     MULTIMEDIA TUTORIAL SERVICES,INC.
                                                                                                        AND SUBSIDIARY
                                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                               FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------


                                             Common Stock                 Additional
                                       -----------------------------        Paid-In       Accumulated
                                       Shares          Amount               Capital         Deficit          Total
                                       -------------   -------------     -------------   -------------   -------------

BALANCE, FEB 29, 2004                    18,770,667     $   187,708       $ 12,351,895   $(18,788,724)  $(6,249,121)

Conversion of debt for common stock       8,905,000          89,050            414,450                      503,500
Common stock issued for:
      Consulting                          1,500,000          15,000            135,000                      150,000
      Interest                            4,780,000          47,800            384,300                      432,100
      Legal                                 465,000           4,650             36,150                       40,800

Net Loss                                                                                     (416,752)     (416,752)
                                       -------------   -------------     -------------   -------------  ------------
    BALANCE, November 30, 2004
           (UNAUDITED)                   34,420,667    $    344,208      $ 13,321,795    $(19,205,476)  $(5,539,473)
                                       =============   =============     =============   =============  ============

          The accompanying notes are an integral part of these consolidated financial statements.

                                                                               5


                                                   MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                        AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND
                               FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED)
======================================================================================
                                                        NINE MONTHS ENDED NOVEMBER 30,
                                                             2004             2003
                                                          ----------      ----------
                                                         (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $(416,872)      $(370,420)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                  20,999          31,770
               Abandonment of fixed assets                    7,591               -
              Common stock payment of:
                           Interest                         432,100           1,000
                           Services                         190,800           1,500
 Changes in Operating Assets and Liabilities:
         Accounts receivable                                  2,922           8,281
         Inventories                                         (2,600)          2,525
         Prepaid expenses and other assets                    3,288          64,496
         Other assets                                         2,500          (3,000)
         Accounts payable and accrued expenses             (511,028)        215,813
                                                          ----------      ----------
Net cash used in operating activities                      (270,300)        (48,035)
                                                          ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                     (7,540)             --
     Increase in intangibles                                (11,812)             --
                                                          ----------      ----------
Net cash used in investing activities                       (19,352)             --
                                                          ----------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Bank Overdraft                                              --          27,689
     Proceeds from issuance of notes payable                304,500          20,000
     Repayment of notes payable                                  --          (8,000)
                                                          ----------      ----------
Net cash provided by financing activities                   304,500          39,689
                                                          ----------      ----------
Net increase (decrease) in cash and cash equivalents         14,848          (8,346)

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               1,572           8,346
                                                          ----------      ----------
CASH AND CASH EQUIVALENT, END OF YEAR                     $  16,420       $      --
                                                          ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                        $      --       $      --
                                                          ==========      ==========
     INCOME TAXES PAID                                    $     910       $     910
                                                          ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                            6

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND
                         FOR THE NINE MONTHS ENDED NOVEMBER 30, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2004.

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


STOCK OPTIONS

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

RESULTS OF OPERATIONS FOR THE THREE (3) MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

         Net sales for the three (3) months ended November 30, 2004 (the "2004 Period") were $231,539 compared to $186,306 in the three (3) months ended November 30, 2003 (the "2003 Period"). This is a result of the Company's having increased its sales force and the successful transition.

         Gross profit was $ 213,509 in the 2004 Period compared to $176,567 in the 2003 Period.

         Selling, general and administrative expenses was $214,254 in the 2004 Period compared to $221,192 in the 2003 Period.

         Interest expense was $ 50,766 in the 2004 Period compared to $70,739 in the 2003 Period.

         The 2003 figures include a cancellation of debt to AT&T in the amount of $58,468 as a result of the settlement of the Company's litigation with AT&T.

         Net loss decreased to $ 51,511 in the 2004 Period compared to $56,896 in the 2003 Period.

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

RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

         Net sales for the nine (9) months ended November 30, 2004 (the "2004 Period") were $ 607,415 in the 2004 Period compared to $611,935 in the nine (9) months ended November 30, 2003 (the "2003 Period").

         Gross profit was $ 539,991 in the 2004 Period compared to $563,026 in the 2003 Period.

         Selling, general and administrative expenses decreased to $705,489 in the 2004 Period compared to 775,387 in the 2003 Period. The Company continued to refine its advertising strategies resulting in more cost effective advertising. Furthermore, the Company was able to reduce its general and administrative expenses by moving to a lower rent facility as well as by reducing telephone expenses with a more efficient system.

         The 2003 figures include cancellation of debt to AT&T in the amount of $58,468 as a result of the settlement of the Company's litigation with AT&T.

         Interest and finance expense was $736,559 in the 2004 Period compared to $216,527 in the 2003 Period. The increase in interest and finance expense was related to the issuance of the notes payable.

         Net loss was $ 416,752 in the 2004 Period compared to $370,420 in the 2003 Period.


                        LIQUIDITY AND CAPITAL RESOURCES.

         The Company's cash and cash equivalents was $16,420 at November 30, 2004 compared to $ 1,572 at February 29, 2004.

         Net cash used in operations in the nine (9) months ended November 30, 2004 was $270,300 compared to $48,035 in the nine (9) months ended November 30, 2003.

         Net cash used in investing activities in the nine (9) months ended November 30, 2004 was $19,352 compared to $ 0 in the nine (9) months ended November 30, 2003.

         Net cash provided from financing activities in the nine (9) months ended November 30, 200 was $ 304,500 compared to $39,689 in the nine(9) months ended November 30, 2003.

         As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis.


                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         The Company had made a settlement with one of its creditors that had begun litigation on January 6, 2000 in Superior Court, Judicial District of Stanford/Norwalk, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 towards this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The Creditor sued the Company in the state of Connecticut but the court ruled that the creditor could not proceed with the suit in the State of Connecticut.

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

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company may have to increase capital requirements as it seeks to expand its product lines. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

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

ITEM 2.  CHANGES IN SECURITIES

         c. RECENT SALES OF UNREGISTERED SECURITIES.
            ---------------------------------------

         During the nine months ended November 30, 2004, the Company issued 100,000 shares of common stock for conversion of $7,000 of short term debt.

         During the nine months ended November 30, 2004, the Company issued 75,000 shares of common stock for $4,500 of services.

         During the nine months ended November 30, 2004, the Company issued 1,890,000 shares of common stock for $186,300 of services rendered.

         During the nine months ended November 30, 2004, the Company issued 4,780,000 shares of common stock for $432,100 of interest expenses incurred.

         During the nine months ended November 30, 2004, the Company issued 8,805,000 shares of common stock for conversion of $496,500 of debt.

         During the nine months ended November 30, 2003, the Company issued 100,000 common shares for $1,000 of interest expense incurred and the Company issued 645,000 of common shares for common stock previously committed.

         During the six months ended November 30, 2003, the Company committed to issue 150,000 common shares for $1,500 of services rendered.

         During the six months ended November 30, 2003, the Company issued 645,000 shares of common stock for common stock previously committed

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

3.1      Articles of Incorporation (1)

3.2      By-Laws (1)

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under C the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to C Section 906 of the Sarbanes-Oxley Act of 2002.

-----------
(1) Denotes previously filed exhibits which are incorporated herein by reference to the correspondingly numbered exhibit in the Company's Registration Statement on Form SB-2 (No. 33-88494) declared effective April 13, 1995:


We hereby incorporate the following additional documents by reference: (a) our Form 10-KSB for the year ended February 29, 2004 which was filed on June 1, 2004, for the year ended February 28, 2003, which was filed on July 15, 2003, for, the year ended February 28, 2002, which was filed on June 13, 2002; and for the year, ended February 29, 2001 which was filed on July 23, 2001; (b) our Forms 10-QSB for the periods ended August 31, 2004 which was filed on October 20, 2004; May 31, 2004 which was filed on July 15, 2004; November 30, 2003 which was filed on Februay 13, 2004; August 31, 2003 which was filed on November 18, 2003; May 31, 2003 which was filed on August 19, 2003; November 30, 2002 which was filed on February 19, 2003; August 31, 2002 which was filed on November 12, 2002; May 31, 2002 which was filed on July 22, 2002; November 30, 2001 which was filed on January 22, 2002; August 31, 2001 which was filed on November 14, 2001; May 31, 2001 which was filed on July 23, 2001; November 30, 2000 which was filed on January 22, 2001; August 31, 2000 which was filed on October 16, 2000; and May 31, 2000 which was filed on July 17, 2000.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: January 24, 2005                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer