Form 10QSB/A
period 2004-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-01-26
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of November 30, 2004 was 34,420,667 shares.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                   NOVEMBER 30, 2004 (UNAUDITED)
================================================================================
                                     ASSETS
                                  -------------
CURRENT ASSETS
Cash and cash equivalents                           $     16,420
Accounts receivable , less allowance of $33,000
for doubtful accounts                                     26,808
Inventories                                               38,011
Prepaid expenses                                           1,473
                                                    -------------

         Total current assets                             82,712

FURNITURE AND EQUIPMENT, net                              24,185
INTANGIBLE ASSETS, net                                    51,465
OTHER ASSETS                                               2,500
                                                    -------------

TOTAL ASSETS                                        $    160,862
                                                    =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable                                       $  2,138,879
Accounts payable and accrued expenses                  3,486,456
                                                    -------------
         Total  current liabilities                   5,625,335


NOTES PAYABLE AFTER ONE YEAR                             75,000
                                                    -------------
    Total Liabilities                                  5,700,335


STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                     --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                     --
     Common stock, $0.0001 par value
         100,000,000 shares authorized and
         34,420,667 shares issued and outstanding           3,443
     Additional paid-in capital                        13,662,560
     Accumulated deficit                              (19,205,476)
                                                    -------------

              Total stockholders' deficit              (5,539,473)
                                                    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $    160,862
                                                    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                     2004               2003
                                                 -------------     -------------

NET SALES                                        $    231,539      $    186,306

COST OF SALES                                          26,830            15,099
                                                 -------------     -------------

GROSS PROFIT                                          204,709           171,207

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          205,454           215,832
                                                 -------------     -------------

LOSS FROM OPERATIONS                                     (745)          (44,625)

OTHER INCOME (EXPENSE):
 Cancellation of Debt                                      --            58,468
 Interest expense                                     (50,766)          (70,739)
                                                 -------------     -------------

 NET LOSS                                        $    (51,511)     $   ( 56,896)
                                                 =============     =============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.00)     $      (0.00)
                                                 =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                34,309,403        18,645,667
                                                 =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                  NINE MONTHS ENDED NOVEMBER 30,
                                                     2004               2003
                                                 -------------     -------------


NET SALES                                        $    607,415      $    611,935

COST OF SALES                                         104,524            75,809
                                                 -------------     -------------

GROSS PROFIT                                          502,891           536,126

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          668,389           748,487
                                                 -------------     -------------

LOSS FROM OPERATIONS                                 (165,498)         (212,361)

OTHER INCOME (EXPENSE):
Cancellation of debt                                  485,305            58,468
Interest and finance expense                         (736,559)         (216,527)
                                                 -------------     -------------

NET LOSS                                         $   (416,752)     $   (370,420)
                                                 =============     =============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.02)     $      (0.02)
                                                 =============     =============


WEIGHTED-AVERAGE SHARES OUTSTANDING                25,067,413        18,529,849
                                                 =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================
                                                            NINE MONTHS ENDED
                                                               NOVEMBER 30,
                                                           2004          2003
                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                            $(416,752)   $(370,420)
     Adjustments to reconcile net loss to net cash
         used in operating activities
     Depreciation and amortization                          20,999       31,770
     Abandonment of furniture and equipment                  7,591           --
     Common stock issued in payment of:
          Interest                                         432,100        1,000
          Services                                         190,800        1,500
     Changes in Operating Assets and Liabilities:
          Accounts receivable                                2,922        8,281
          Inventories                                       (2,600)       2,525
          Prepaid expenses and other assets                  5,788       61,496
          Accounts payable and accrued expenses           (519,648)     215,813
                                                         ----------   ----------
Net cash used in operating activities                     (278,800)     (48,035)
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                    (7,540)          --
     Increase in intangibles                               (11,812)          --
                                                         ----------   ----------
Net cash used in investing activities                      (19,352)          --
                                                         ----------   ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                             --       27,689
     Proceeds from issuance of notes payable               313,000       20,000
     Repayment of notes payable                                 --       (8,000)
                                                         ----------   ----------
Net cash provided by financing activities                  313,000       39,689
                                                         ----------   ----------
Net increase (decrease) in cash and cash equivalents        14,848       (8,346)

   CASH, BEGINNING OF YEAR                                   1,572        8,346
                                                         ----------   ----------
CASH, END OF YEAR                                        $  16,420    $      --
                                                         ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                       $      --    $      --
                                                         ==========   ==========
     INCOME TAXES PAID                                   $      --    $      --
                                                         ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   NOVEMBER 30, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The Company incurred net losses of $51,000 and $417,000 during the three months and nine months ended November 30, 2004. In addition, the Company had an accumulated deficit of $19,000,000 and a working capital deficit of $5,500,000 as of November 30, 2004. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payments of payroll taxes approximating $500,000. Management recognizes that the Company must generated additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the 2004 presentation.

RECENT ISSUANCES OF COMMON STOCK

During the three months ended November 30,2004 the Company issued 100,000 shares, valued at $.06 per share, upon conversion of debt.

An additional 75,000 shares, valued at $.09 per share, were issued in payment of legal services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

         Net sales for the three months ended November 30, 2004 were $231,539 compared to $186,306 in the three months ended November 30, 2003. This is a result of the Company's having increased its sales force and the successful transition.

         Gross profit was $204,709 in 2004 compared to $171,207 in 2003.

         Selling, general and administrative expenses was $205,454 in 2004 compared to $215,832 in 2003.

         Interest expense was $50,766 in 2004 compared to $70,739 in 2003.

         The 2003 figures include a cancellation of debt to a service provider in the amount of $58,468 as a result of the settlement of the Company's litigation in that year.

         Net loss decreased to $51,511 in 2004 compared to $56,896 in 2003.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

         Net sales for the nine months ended November 30, 2004 were $ 607,415 compared to $611,935 in the nine months ended November 30, 2003.

         Gross profit was $502,891 in 2004 compared to $536,126 in 2003.

         Selling, general and administrative expenses decreased to $668,389 in 2004 compared to 748,487 in 2003. The Company continued to refine its advertising strategies resulting in more cost effective advertising. Furthermore, the Company was able to reduce its general and administrative expenses by moving to a lower rent facility as well as by reducing telephone expenses with a more efficient system.

         Cancellation of debt due to service providers in the amount of $485,305 was included in income in 2004 as compared to $58,468 in 2003. This resulted from settlement of the Company's litigation in both years.

         Interest and finance expense was $736,559 in 2004 compared to $216,527 in 2003. The increase in interest and finance expense was related to the issuance of the notes payable.

         Net loss was $ 416,752 in 2004 compared to $370,420 in 2003.

                        LIQUIDITY AND CAPITAL RESOURCES.

         The Company's cash $16,420 at November 30, 2004 compared to a bank overdraft of $27,689 in 2003.

         Net cash used in operations for the nine months ended November 30, 2004 was $278,800 compared to $48,035 for the nine months ended November 30, 2003.

         Net cash used in investing activities in the nine months ended November 30, 2004 was $19,352 compared to none in the nine months ended November 30, 2003.

         Net cash provided from financing activities in the nine months ended November 30, 2004 was $313,000 compared to $39,689 in the nine months ended November 30, 2003.


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

         The Company is in arrears for Federal and New York State Payroll taxes for approximately, $400,000, and $100,000 respectively. It has received notice from the Federal Government of various liens with regard to the above arrears. The Company has filed a 941c adjustment which management believes will reduce a substantial portion of these tax arrears. It is doing so under advise of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in having these liens removed.

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

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: January 26, 2005                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer