Form 10KSB/A
period 2004-02-29
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-04-07
CIK 935496

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None



ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officers of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

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

                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                              FINANCIAL STATEMENTS
                                February 29, 2004


                                      INDEX
                                      PAGE
                      PART I. FINANCIAL INFORMATION NUMBER
                              Financial Statements

          Report of Independent Registered
                   Public Accounting Firm                           F-1

          Report of Independent Certified
                   Public Accountant                                F-2

          Consolidated Balance Sheet                                F-3-4

          Consolidated Statements of Operations                     F-5

          Consolidated Statements of Stockholders' Deficit          F-6

          Consolidated Statements of Cash Flows                     F-7-8

          Notes to Consolidated Financial Statements                F-9  F-15

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

                                                /s/ Sherb & Co, LLP
                                                -------------------
                                                    Sherb & Co, LLP
                                                    Certified Public Accountants

New York, New York
January 18, 2005

                                    DON FUCHS
                           CERTIFIED PUBLIC ACCOUNTANT
                              1040 EAST 22ND STREET
                               BROOKLYN, NY 11210

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Multimedia Tutorial Services, Inc

         I have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows for the year ended February 28, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the consolidated financial statements referred to above represent fairly, in all material respects, the results of their operations and their cash flows of Multimedia Tutorial Services, Inc. for the year ended February 28, 2003 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $ 722,749 and had an accumulated deficit of $18,288,199 as of February 28, 2003. In addition, the Company is currently in default on various obligations. These factors, among others, as discussed in Note 2 to the financial statements, raise doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 29, 2004
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                        2004
                                                   -------------
CURRENT LIABILITIES
     Notes payable                                 $  2,259,566
     Accounts payable and accrued expenses            4,090,917

                                                   -------------
          Total Current Liabilities                   6,350,483


Notes Payable due after one year                         60,000
                                                   -------------





STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                    --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                    --
     Common stock, $0.01 par value
         20,000,000 shares authorized
         18,770,667 shares issued and outstanding       187,708
     Additional paid-in capital                      12,351,895
     Accumulated deficit                            (18,788,724)
                                                   -------------

      Total Stockholders' Deficit                   (6,249,121)
                                                   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $    161,362
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


                                           MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                     AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


----------------------------------------------------------------------------------------------------------------------------

                                              Common Stock              Additional
                                      ------------------------------    Paid-In         Accumulated
                                          Shares          Amount        Capital         Deficit         Total
                                      --------------  --------------    --------------  --------------  --------------

Balance, February 28, 2002                17,650,667  $      176,508    $  12,341,720   $ (17,565,450)    ($5,047,222)

Net Loss                                                                                     (722,749)       (722,749)
                                      --------------  --------------    --------------  --------------  --------------

Balance, February 28, 2003               17,650,667         176,508       12,341,720     (18,288,199)      (5,769,971)

Issuance of Common Stock for:
       Trade Payables                       645,000           6,450           10,175                           16,628
       Interest                             325,000           3,250                                             3,250
       Services                             150,000           1,500                                             1,500

Net Loss                                                                                    (500,525)
(500,525)
                                      --------------  --------------    --------------  --------------  --------------

Balance, February 29,2004                18,770,667   $     187,708   $  12,351,895     $ (18,788,724)  $   6,249,121
                                      ==============  ==============  ==============    ==============  ==============

   The accompanying notes are an integral part of these consolidated financial statements.

                                                            F-6

                                               MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                    AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               FOR THE YEARS
ENDED
----------------------------------------------------------------------------------


                                                         February 29,  February, 28
                                                             2004         2003
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(500,525)   $(722,749)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                           42,922       62,227
      Common stock payment of
            Interest                                           3,250           --
            Services                                           1,500           --
            Trade Payables                                     6,450           --

  Changes in Operating assets and Liabilities:
      Accounts receivable                                    (13,502)      49,429
      Inventories                                             26,264       11,184
      Prepaid expenses and other assets                       86,730       (3,386)

      Accounts Payable and accrued expenses                  311,637      573,562


Net cash used in operating activities                      $ (35,274)   $ (29,733)
                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                             --       (5,673)
  Increase in intangibles                                         --       (1,020)


Net cash (used in) investing activities                         --         (6,693)
                                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Overdraft                                                --        (30,228)
  Proceeds from issuance of notes payable                     28,500       88.000
  Repayment of notes payable                                    --        (13,000)
                                                           ----------   ----------

Net cash provided by financing activities                  $  28,500    $  44,772
                                                           ----------   ----------

    The accompanying notes are an integral part of these consolidated financial statements.

                                        F-7


                                                            MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            FOR THE YEARS ENDED
-----------------------------------------------------------------------------------------------

                                                                   FEBRUARY,29     FEBRUARY 28,
                                                                       2004            2003
                                                                  -------------   -------------
Net increase(decrease) in cash and cash equivalents               $     (6,774)   $      8,346

CASH, BEGINNING OF YEAR                                                  8,346          -0-
                                                                  -------------   -------------

 CASH, END OF YEAR                                                $      1,572    $      8,346
                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     INTEREST PAID                                                $     -0-       $     -0-
                                                                  =============   =============

     INCOME TAXES PAID                                            $     -0-       $     41,417
                                                                  =============   =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                              F-8

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern
         ---------------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of $ 500,525 and $722,749 during the years ended February 29, 2004 and February 28, 2003, respectively. In addition, the Company had an accumulated deficit of $ 18,788,724 and a working capital deficit of $ 6,279,009 as of February 29, 2004. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes approximating $500,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         Reclassifications
         -----------------
         Certain amounts in the prior year financial statements have been reclassified to conform with the 2004 presentation.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 29, 2004 consisted of the following:

            Furniture and fixtures                                 $     55,565
            Office equipment                                            708,297
            Computer equipment                                          183,794

                                                                   -------------
                                                                         947,656

            Less: accumulated depreciation                              915,327
                                                                   -------------

                     TOTAL                                         $     32,329
                                                                   =============

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


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 29, 2004 consisted of the following:

             Master video production costs                         $  1,143,505
             Web Site Development Costs                                  69,050
             Software                                                    16,149
             Patents and Copyrights                                      22,088
                                                                   -------------
                                                                      1,250,792

             Less accumulated amortization                            1,198,233
                                                                   -------------

                      TOTAL                                        $     52,559
                                                                   =============

NOTE 5 - NOTES PAYABLE

        At February 29, 2004, the Company was obligated for the following:

        8-10% notes, unsecured, payable on demand                        $1,308,000

        Non-interest bearing notes, unsecured, payable on demand            212,676

        17% convertible unsecured notes payable on demand; the
        notes are convertible into common stock at a price of  $1.2656 per share or 75% of the closing bid for the first five trading
        days prior to conversion.                                           250,000

        10% convertible unsecured notes, payable on demand.
        The notes are convertible into common stock at a price
        of the lesser of $.50 or 50 percent of the average closing bid
        during the five trading days prior to notice of conversion.         488,890

        10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before
        the holder gives notice of conversion.                               60,000
                                                                         ----------
        Total                                                            $2,319,566
        Less: due after one year                                             60,000
                                                                         ----------
                                                                         $2,259,566
                                      F-12



NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        At February 29, 2004 accounts payable and accrued expenses consisted of the following:

       Trade payables                                                      1,556,361
       Accruals:
         Interest                                                          1,277,754
         Payroll Taxes                                                       667,472
         Salaries                                                            352,138
         Professional                                                        219,943
         Other                                                                17,249
                                                                          ----------

                                                                          $4,090,917

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

           For the period ended February 29, 2004 and February 28, 2003, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the
           (loss) before provision for income taxes, the reconciliation is as follows:

                                                        Year Ended
                                                  February 29,  February 28,
                                                    2004            2003

         Benefit computed at statutory rate       $175,000        $253,000

         Income tax benefit not utilized          (175,000)       (253,0000)
                                                  ---------       ----------
         Net income tax benefit                   $   -0 -        $   -0-
                                                  ---------       ---------

         The Company had a net operating loss carryforward for tax purposes totaling approximately $12,000,000 at February 29, 2004 expiring though the year 2024. Listed below are the tax effects of the items related to the Company's net tax asset.


        Tax benefit of net operating loss
           carryforward                                  $4,200,000

        Valuation allowance                              (4,200,000)

         Net deferred tax asset                              -0-
                                                         ___________

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

NOTE - 9 Litigation
         ----------
         The Company is involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's consolidated position or results of operations.


NOTE 10  COMMON STOCK
         --------------

         During the year ended February 29, 2004 the Company issued 645,000 Common shares valued at $.03 per share to liquidate certain trade payables; the Company also issued 325,000 shares valued at $.01 per share in payment of interest; the Company also issued 150,000 shares valued at $0.01 per share in payment of professional services.


NOTE 11

         Stock Warrants and Options
         --------------------------
         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 29, 2004 and February 28, 2003:

                                                         2004          2003
                                                      -----------  -----------
           Net loss:
               As reported                            $ (500,525)  $ (722,749)
                 Add:    stock-based compensation
                         expense determined under
                         fair-value based method         (18,000)     (23,151)
               Pro forma                              $ (518,525)    (745,900)

           Basic and diluted loss per common share:
               As reported                            $    (0.03)  $    (0.04)
               Pro forma                              $    (0.03)  $    (0.04)

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


NOTE 11- AT&T LITIGATION

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