Form 10KSB
period 2005-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-07-08
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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
              None                                       None

         Securities registered under Section 12(g) of the Exchange Act:

                                                 Name of each exchange
      Title of each class                        on which registered
     ---------------------                      -----------------------

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended February 28, 2005 were $878,381.

The number of shares outstanding of the issuer's Common Stock as of June 29, 2005 was 34,695,667 shares. The aggregate market value of the Common Stock (27,565,662) held by non-affiliates, based on the approximate average of the bid and asked prices ($.045) of the Common Stock as of June 29, 2005 was $1,240,455.

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

     The Company has developed a subsidiary, Tutorial Channel.com which incorporates various on-line products and services, among them interactive test taking practice, streaming video featuring the Math Made Easy courseware and on-line tutoring.

     The Company generates leads through television, radio advertisements and Internet advertising. The Company utilizes its own inbound and outbound telephone sales force to convert these leads into sales. Payment is made by credit card or direct debit to a checking account. The product is then shipped to the customer. The Company's products have been purchased by over 300,000 customers over the last ten years.

     The Company's objective is to become the premiere resource for parent and students across the country for their tutorial and remedial home study programs. The Company's website, Mathmadeeasy.com, provides a full menu of the Company's tutorial programs with easy to use ordering facilities. The Company has experienced a steady increase in both visitors to its website as well as sales conducted through the website. The Company has recently begun to promote its membership plan on the Tutorial Channel to its customer base, whereby these customers will be billed $29.95 per month for basic membership and a limited amount of on-line tutoring. The Company plans on expanding its promotion of Tutorialchannel.com through Internet advertising and promotions to its large database of prospects and customers.

THE PRODUCTS

     The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" videotapes, DVD's and ancillary material for direct sale to consumers via direct marketing through national and local TV and radio advertising. See "Sales Marketing & Distribution"

CURRENT PRODUCTS

     The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college levels. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape or DVD lesson reviews accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes or DVD's at a price of $150. Sets of five videotapes are sold to schools at a price of $200, and $9.95 per each additional workbook. The Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include DVD's, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and then distributes them through the Company's direct marketing division. The average reading consumer order consists of five videotapes or DVD's at a price of $159 for each order.

NEW FORMATS

     The Company has converted its videotapes into the more popular DVD format. This format enables the customer to use the Company's programming on his computer where a DVD drive is included. It also enables the customer to skip easily from one topic to another topic.

PRODUCT DEVELOPMENT

     The Company produces many of its own math videotape and DVD products and supplemental workbooks developed by the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator in the production of many of its programs. The Company currently employs a staff of educational writers and software developers who are currently preparing content for the Company's subsidiary, Tutorialchannel.com. The Company plans on producing additional titles in the mathematics field.

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

     In addition, these retailers often have a narrow product selection due to physical space limitations, have high facilities and staffing costs, offer limited service, and lack merchandising flexibility and shopping convenience. Because of the limitations of the traditional retail distribution channel, the Internet has the potential to become a key resource utilized by parents to pick from a broad range of educational products and services to meet children's needs.

     The recently enacted Federal education legislation known as "no child will be left behind" promises to open up a significant new channel for the Company to market its educational products and on-line services to the school system. The government is currently allocating over $600,000,000 per year to fund its tutorial subsidies.

     Education has boomed as a for-profit industry in the past few years for the following reasons:

     o In the last five years we have seen one report after another decrying the condition of public education.

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

     SUPPLEMENTAL EDUCATION AT HOME. The Company believes that parents are increasingly concerned about the quality of their children's education and are seeking to supplement the existing curricula. In particular, they are seeking to use televisions and videotape players now found in most homes for educational purposes. In addition, the Company believes that adults going back to school to prepare for career moves or promotions are an ever growing potential market for its educational videotapes and DVD's. The Company has found that its primary customers are parents with children in the educational system. The Company's efforts to date have resulted in a database of more than 500,000 names, of which 300,000 ordered product, and approximately 200,000 names of potential customers.

     SCHOOLS. As part of the drive to improve education, the Company believes that school districts may increasingly allocate available funds to the acquisition of educational tools. The Company believes that the possible expansion of this market and the increased availability of funds may present an important opportunity for its products.

     In the fiscal year ended February 28, 2005, consumer videotape and DVD sales and school videotape and DVD sales constituted approximately 85%, and 15% of total educational sales, respectively. For the fiscal year ended February 29, 2004, consumer videotape sales and school videotape sales constituted approximately 80% and 20% of total educational sales, respectively.

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

RETURNS, GUARANTY AND WARRANTY POLICIES

     The Company offers its customers a 90 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its sales efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include increasing the appeal of the Company's products by designing more attractive packaging, enclosing with its shipments full color catalogues and parent guides, and offering free on-line tutoring. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. See "Risk Factors."

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

EMPLOYEES

     As of June 23, 2005, the Company had 22 employees, of whom 2 were executive officers, 17 were engaged in sales, and 3 were in educational software development, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

     The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.


HISTORY OF OPERATING LOSSES

     The Company has experienced significant losses from operations since inception. It experienced losses of $433,056 and $500,525 for the fiscal years ended February 28, 2005 and February 29, 2004. As of February 28, 2005, the Company had a working capital deficit of $5,643,491 and an accumulated deficit of $19,221,780. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2005, the Company had outstanding investor loans and advances aggregating $2,218,879 of which a certain amount may be converted into equity. All of this amount is currently due and payable, and there can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation" and "Consolidated Financial Statements."

NEED FOR ADDITIONAL FINANCING

     The Company has limited resources and has not been able to finance its activities with the proceeds from operations and there can be no assurance it will be able to do so in the future. The Company is seeking additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund the Company's capital requirements. There can be no assurances that the Company will be able to obtain such additional funding from management or other investors on terms acceptable to the Company, if at all. Additional financings may result in dilution for then current stockholders. See "Management's Discussion and Analysis or Plan of Operation."

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

     The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 12,824,343 shares of Common Stock and as of June 28,2005, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.05 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

RETURNS

     The Company typically experiences returns of 15-25% which is standard for the direct marketing industry.

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

LIMITED PRODUCT LINE

     In the fiscal year ended February 28, 2005, most of the Company's educational sales were from the Math Made Easy(TM) product line. The Company is currently selling its math programs in both videotape, DVD, and CD Rom formats. Many of the educational product companies have reconfigured their videotape based programs into interactive computer software. The Company has plans to do this as well but may lack the financing to successfully complete this project.

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

TURNOVER RATE

     Recruiting, training and retaining qualified salespeople is essential for the Company. There is a high turnover rate among salespeople as a result of the frustration of the sales process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of salespeople is a lengthy process, which involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of salespeople for its level of advertisements. Too many advertisements may overwhelm the salespeople while too few advertisements may lead to a drop in the commissions, which will cause the salespeople to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its salespeople. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of salespeople.

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

DEPENDENCE ON MANAGEMENT

     The Company's business is significantly dependent upon the personal efforts and continued availability of Barry Reichman, its Chief Executive Officer. The loss or unavailability to the Company of Mr. Reichman could have a Material adverse effect upon the Company's business operations and prospects. To the extent that the services of Mr. Reichman are unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such personnel on acceptable terms, if at all.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

     As of February 28, 2005, the Company had federal net operating loss carryforwards of approximately $12,400,000, portions of which expire yearly through 2025 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

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

ITEM 2.  PROPERTIES

     The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500 is scheduled to expire in February, 2006.

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

     The Company has settled with its largest creditor to whom it owed approximately $600,000. The creditor has settled for $150,00 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000.

     The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $400,000, and $100,000 respectively which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

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

COMMON STOCK

                                         Bid Prices              Asked Prices
                                         ----------              ------------
                                       High        Low           High      Low
                                       ----        ---           ----      ---
Year Ending February 29, 2004
1st Quarter                            0.012      0.012          0.012    0.012
2nd Quarter                            0.012      0.008          0.015    0.011
3rd Quarter                            0.008      0.006          0.011    0.01
4th Quarter                            0.18       0.007          0.19     0.011


Year Ending February 28, 2005
1st Quarter                            0.13       0.038          0.15     0.045
2nd Quarter                            0.13       0.04           0.20     0.055
3rd Quarter                            0.08       0.05           0.10     0.065
4th Quarter                            0.07       0.04           0.08     0.05

Year Ending February 29, 2006
1st Quarter                            0.06       0.035          0.08     0.042

     The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on June 23, 2005 were approximately $.04 and $.05, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

     The Company has not paid a cash dividend on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

SALES OF UNREGISTERED SECURITIES

     During the year ended February 28, 2005 the Company issued 3,880,000 shares of common Stock attached to the issuance of $388,000 of Series "D" Unsecured Convertible Promissory notes. The Company received net proceeds of $313,000; the remaining $75,000 notes were issued as fees for securing these notes. These notes accrued interest at 10% per annum and are due two years from the date of issuance. The conversion of the notes is at the option of the note holder at the lesser of $0.50 per share or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. These shares along with the beneficial conversion feature of the note have been valued at $303,000 to be amortized over the life of the notes or until such time they are converted. All Series "D" note holders converted their notes at the time of issuance, and accordingly the Company issued an additional 3,880,000 shares of common stock valued at $388,000, and has fully amortized the deferred beneficial conversion of $303,000 as interest expense. The Company also issued 500,000 Common shares to liquidate certain trade payables valued at $35,000; the Company also issued 275,000 shares in payment of interest of $19,500; the Company also issued 465,000 shares in payment of professional services valued at $40,800. The Company also issued 4,000,000 common shares upon the exercise of options issued to the Company's President. These options shares valued at $0.01 per share, or $40,000, is for payment of accrued salaries to this officer. The Company also issued 1,500,000 common shares for consulting services of $195,000. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $46,041 has been earned in the year ended February 28, 2005. The Company also converted notes payable totaling $115,000 into 1,275,000 shares of common stock in the year ended February 28, 2005.

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

RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004. Net sales for the fiscal year ended February 28, 2005 were $878,381 compared to $844,438 in the fiscal year ended February 29, 2004. .

     Gross profit was $729,624 in 2005 compared to $679,045 in 2004.

     Selling, general and Administrative expenses were $929,282 in 2005 compared to $969,553 for 2004.

     Interest expense was $752,166 in 2005 compared to $268,485 in 2004.

     Loss from operations was $199,658 in 2005 compared to $290,508 in 2004. The smaller loss reflects an improvement in the Company's advertising results. The Company continued in the year ended February 2005 to improve the efficiency of its advertising expenditures by eliminating non effective advertising and optimizing the effectiveness of its paid advertising. Furthermore, the Company has been successful in improving its search engine optimization on the internet which has resulted in a steady stream of sales from visitors to its website without incurring cost of advertising.

     Net loss was $ 433,056 in 2005 compared to $500,525 in 2004.

     LIQUIDITY AND CAPITAL RESOURCES. The Company's cash increased to $1,843 at February 28, 2005 from $1,572 at February 29, 2004.

     Net cash used in operating activities in 2005 was $299,689 compared to $35,274 in 2004.

     Net cash used in investing activities in 2005 was 27,853 compared to none in 2004.

     Net cash provided from financing activities in 2005 was $327,813, compared to $28,500 in 2004.

     As of May 24, 1999, the Company effected a reverse split of its issued and outstanding Common Stock on a one-for-ten basis.

     During the year ended February 28, 2005 the Company issued 3,880,000 shares of common Stock attached to the issuance of $388,000 of Series "D" Unsecured Convertible Promissory notes. The Company received net proceeds of $313,000; the remaining $75,000 notes were issued as fees for securing these notes. These notes accrued interest at 10% per annum and are due two years from the date of issuance. The conversion of the notes is at the option of the note holder at the lesser of $0.50 per share or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. These shares along with the beneficial conversion feature of the note have been valued at $303,000 to be amortized over the life of the notes or until such time they are converted. All Series "D" note holders converted their notes at the time of issuance, and accordingly the Company issued an additional 3,880,000 shares of common stock valued at $388,000, and has fully amortized the deferred beneficial conversion of $303,000 as interest expense. The Company also issued 500,000 Common shares to liquidate certain trade payables valued at $35,000; the Company also issued 275,000 shares in payment of interest of $19,500; the Company also issued 465,000 shares in payment of professional services valued at $40,800. The Company also issued 4,000,000 common shares upon the exercise of options issued to the Company's President. These options shares valued at $0.01 per share, or $40,000, is for payment of accrued salaries to this officer. The Company also issued 1,500,000 common shares for consulting services of $195,000. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $46,041 has been earned in the year ended February 28, 2005. The Company also converted notes payable totaling $115,000 into 1,275,000 shares of common stock in the year ended February 28, 2005.

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

     The Company has settled with its largest creditor to whom it owed approximately $600,000. The creditor has settled for $150,000 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000.

     The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $400,000, and $100,000 respectively which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed

     As of February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% PER ANNUM. As of February 2001, this note has expired and Holtz Rubinstein & Co has received a judgment for $120,000. The complaint by Holtz Rubenstein was entered April, 2001 in Supreme Court, Suffolk County.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None



                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

     The officers and directors of the Company, as of May 28,2004, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               54            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                51            Director

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

                                             Awards                                                  Payouts
-----------------------------------------------------------------------------------------------------------------
                                                          Restricted     Securities
Name and                                   Other annual     Stock        Underlying      LTIP        All other
Principal                                  Compensation    Award(s)     Options/ SARs   Payouts    Compensation
Position        Year    Salary     Bonus        ($)          ($)             (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------
Barry
Reichman        2005    $100,000

Barry
Reichman        2004    $100,000    -0-         -0-          -0-          4,000,000        -             -

Reichman(1)

----------
(1) Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

     (1) This chart assumes a market price of $0.05 for the Common Stock, the approximate closing market price for the Company's Common Stock in the over the counter market, as of February 28, 2005 as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Barry Reichman, Anne Reichman and Harold Reichman pursuant to which they are paid annual base salaries of $100,000, $75,000 and $50,000, respectively. In addition, Anne Reichman and Harold Reichman were granted options to purchase up to 500,000 and 200,000 shares of Common Stock, respectively, at an exercise price equal to 50% of the market price of the Common Stock during the year ended February 29, 2000. The options vest in 20% increments, on each January 5 of the term of the agreements, commencing January 5, 2000. The agreements were extended to December 31, 2009. Mr. Harold Reichman agreed to forgo his salary until such time as the Company is profitable.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities pursuant to section 12, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 29, 2004, no reports were required to be filed under Section 16 (a) of the Exchange Act by any of the Company's executive officers, directors or 10% beneficial owners because the Company does not have a class of stock which is registered under section 12.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 29, 2005, as adjusted for the one-for-ten reverse split, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for
(i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 1214 East 15th Street Brooklyn, NY 11230


Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    12,001,361                 28

Anne Reichman (1)                     12,001,361                 28

Mike Lee (2)                           2,000,000                 5.8

Josh B. Scheinfeld
  and Steve G. Martin (3)              4,228,611                11.7

Jacob Wizman (4)                       1,840,556                 5.3

All officers and directors
  as a group (2 persons)(5)           12,001,361                 28

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

(1) Mr. and Mrs. Reichman are husband and wife. Mr. Reichman is an officer and director of the Company. Mrs. Reichman is a director of the Company. Includes options to purchase up to 4,224,967 shares granted to Mr. Reichman, options to purchase up to 3,525,000 shares granted to Mrs. Reichman, 230,769 shares owned by Mrs. Reichman, and4,020,625 shares owned by Mr. Reichman.

(2)  The address for Michael Lee is 14 Woodbridge Rd Hingham, MA 02043

(3) The address for Josh Scheinfeld and Steve Martin is 222 Merchandise Mart Plaza Suite 9-112 Chicago, IL 60654. Includes warrants to purchase 1,500,000 shares of common stock.

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

                                MULTI MEDIA TUTORIAL SERVICES, INC.

Dated: July 7, 2005             By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of June 30, 2005 by the following persons on behalf of Registrant and in the capacities indicated.

                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director

                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                              FINANCIAL STATEMENTS
                                February 29, 2004

                                      INDEX

                                                                  PAGE
PART I. FINANCIAL INFORMATION                                    NUMBER
        Financial Statements                                     ------

        Report of Independent Registered
        Public Accounting Firm                                    F-1

        Consolidated Balance Sheet                                F-2

        Consolidated Statements of Operations                     F-3

        Consolidated Statements of Stockholders' Deficit          F-4

        Consolidated Statements of Cash Flows                     F-5

        Notes to Consolidated Financial Statements                F-6 - F-13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.

We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Media Tutorial Services, Inc. as of February 28, 2005, the results of their operations and their cash flows for the years ended February 28, 2005 and February 29, 2004 in conformity with accounting principles generally accepted in the United States of America,

The accompanying financial statements have been prepared assuming the Multi-Media Tutorial Services, Inc will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of approximately $19,222,000. The Company incurred a net loss for the period ended February 28, 2005 of approximately $433,000 and had negative working capital at February 28, 2005 of approximately $5,643,000. The Internal Revenue Service has imposed a tax lien on substantially all of the Company's assets as the Company is in arrears on payments of payroll taxes approximating $500,000. These factors, among others, raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Sherb & Co, LLP
                                              Sherb & Co, LLP
                                              Certified Public Accountants

New York, New York
June 17, 2005

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               FEBRUARY 28, 2005
--------------------------------------------------------------------------------

                                     ASSETS

                                                                        2005
                                                                   ------------
CURRENT ASSETS
     Cash                                                          $      1,843
     Accounts receivable, less allowance for                             76,550
           doubtful accounts of$33,000
     Inventories                                                         15,701
     Prepaid expenses                                                     1,713
                                                                   ------------

         Total current assets                                            95,807

FURNITURE AND EQUIPMENT, net                                             18,233
INTANGIBLE ASSETS, net                                                   57,922
OTHER ASSETS                                                              3,000
                                                                   ------------

                  TOTAL ASSETS                                     $    174,962
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                        2005
                                                                   ------------
CURRENT LIABILITIES
     Notes payable                                                 $  2,218,879
     Accounts payable and accrued expenses                            3,520,419

                                                                   ------------
          Total Current Liabilities                                   5,739,298
                                                                   ------------


STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
    Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
     Common stock, $0.0001 par value
        100,000,000 shares authorized
         34,545,667 shares issued and outstanding                         3,455
     Additional paid-in capital                                      13,672,948
     Deferred Compensation                                              (18,959)
     Accumulated deficit                                            (19,221,780)
                                                                   ------------

      Total Stockholders' Deficit                                    (5,564,336)
                                                                   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    174,962
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

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             FOR THE YEARS ENDED

--------------------------------------------------------------------------------

                                                 FEBRUARY 28,      FEBRUARY 29,
                                                     2005              2004
                                                 ------------      ------------

NET SALES                                        $    878,381      $    844,438

COST OF SALES                                         148,757           165,393
                                                 ------------      ------------

GROSS PROFIT                                          729,624           679,045


SELLING,GENERAL AND ADMINISTRATIVE                    929,282           969,553
                                                 ------------      ------------


LOSS FROM OPERATIONS                                 (199,658)         (290,508)


OTHER INCOME (EXPENSE)
Cancellation of Debt                                  518,768            58,468
Interest expense                                     (752,166)         (268,485)

                                                 ------------      ------------
NET LOSS                                         $   (433,056)     $   (500,525)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.02)     $      (0.03)
                                                 ============      ============


WEIGHTED-AVERAGE SHARES OUTSTANDING                28,506,105        18,961,003
                                                 ============      ============


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

                                                                                               MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                    AND SUBSIDIARY
                                                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

----------------------------------------------------------------------------------------------------------------------------------


                                                Common Stock                            Additional
                                         ---------------------------     Deferred        Paid-In      Accumulated
                                            Shares         Amount      Compensation      Capital        Deficit           Total
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance, February 28, 2003                 17,650,667          1,765             --      12,341,720    (18,288,199)     (5,769,971)

Issuance of Common Stock for:
       Trade Payables                         645,000             65             --          16,560             --          16,628
       Interest                               325,000             32             --           3,218             --           3,250
       Services                               150,000             15             --           1,485             --           1,500

Net Loss                                           --             --             --              --       (500,525)       (500,525)
                                         ------------   ------------   ------------    ------------   ------------    ------------

Balance, February 29, 2004                 18,770,667          1,877             --      12,537,726    (18,788,724)     (6,249,121)

   Issuance of common stock with
     Series D financing and beneficial
     Conversion feature                     3,880,000            388             --         302,612             --         303,000
   Issuance of common stock upon
     Conversion of Series D debt            3,880,000            388             --         387,612             --         388,000

Common Stock Issued for:
   Consulting                               1,500,000            150        (65,000)        194,850             --         130,000
   Cashless exercise of Options
     For services                           4,000,000            400             --          39,600             --          40,000
   Interest                                   275,000             28             --          19,472             --          19,500
   Services                                   465,000             46             --          40,754             --          40,800
   Payment of accounts payable                500,000             50             --          34,950             --          35,000
   Conversion of note payable               1,275,000            128             --         115,372             --         115,500

Amortization of deferred compensation              --             --         46,041              --             --          46,041

Net Loss                                           --             --             --              --       (433,056)       (433,056)
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance, February 28, 2005                 34,545,667   $      3,455   $    (18,959)   $ 13,672,948   $(19,236,780)   $ (5,564,336)
                                         ============   ============   ============    ============   ============    ============


                      The accompanying notes are an integral part of these consolidated financial statements.


                                                                F-4

                                                   MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                        AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   FOR THE YEARS ENDED
--------------------------------------------------------------------------------------

                                                          February 28,    February 28,
                                                              2005            2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $   (433,056)   $   (500,525)
  Adjustments to reconcile net loss to net cash
    used in operating activities
         Depreciation and amortization                          28,994          42,922
         Loss on abandonment of fixed assets                     7,592               -
         Cancellation of debt                                 (518,768)              -
         Financing fees paid with convertible debt              75,000               -
         Amortization of discount on debt                      303,000               -
         Common stock payment of
           Services                                            216,841           1,500
           Interest                                                  -           3,250
           Trade payables                                            -           6,450
  Changes in Operating assets and Liabilities:
         Accounts receivable                                   (46,820)        (13,502)
         Inventories                                            19,710          26,264
         Prepaid expenses and other assets                       5,048          86,730
         Accounts Payable and accrued expenses                  42,770         311,637
                                                          ------------    ------------
Net cash used in operating activities                         (299,689)        (35,274)
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                      (10,979)              -
      Increase in intangibles                                  (16,874)              -
                                                          ------------    ------------
Net cash (used in) investing activities                        (27,853)              -
                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                  313,000          28,500
      Proceeds from notes payable                               14,813               -
                                                          ------------    ------------
Net cash provided by financing activities                      327,813          28,500
                                                          ------------    ------------

Net increase (decrease) in cash                                    271          (6,774)

CASH, BEGINNING OF YEAR                                          1,572           8,346
                                                          ------------    ------------
CASH, END OF YEAR                                         $      1,843    $      1,572
                                                          ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID                                        $          -    $          -
                                                          ============    ============
     INCOME TAXES PAID                                    $          -    $          -
                                                          ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued on conversion of
         convertible notes                                $    388,000    $          -
                                                          ============    ============
     Common stock issued to settle debt                   $    115,500    $          -
                                                          ============    ============
     Common stock issued in settlement of
         accounts payable and accrued expenses            $     94,500    $          -
                                                          ============    ============


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern
         -------------
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of approximately $433,000 and $501,000 during the years ended February 28, 2005 and February 29, 2004, respectively. In addition, the Company had an accumulated deficit of approximately $19,222,000 and a working capital deficit of approximately $5,643,000 as of February 28, 2005. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes approximating $500,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. and its wholly-owned subsidiaries, Video Tutorial Services, Inc. and The Tutorial Channel.com All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc is an affiliated company of Multi-Media Tutorial Services, Inc which handles the billing process for Multi-Media Tutorial Services, Inc. and Video Tutorial Service, Inc. All intercompany transactions have been eliminated.

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

         Shipping and Handling Costs
         ----------------------------
         The Company includes shipping and handling costs in cost of sales. Such costs were approximately $48,000 and $79,000 in the years ended February 28, 2005 and February 29, 2004, respectively.

         Advertising
         -----------
         The Company uses direct-response media advertising, consisting primarily of television and radio commercials and Internet. The Company expenses advertising costs as incurred. Advertising expense was $129,096 and $238,109 during the years ended February 28, 2005 and February 29, 2004, respectively.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Loss per Share
         ------------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2005 and February 29, 2004, the Company incurred net losses; therefore, basic and diluted loss per share are the same. The outstanding options excluded in the computation amounted to 12,824,343 and 16,481,689 at February 28, 2005 and February 29, 2004
         respectively. The amount of shares upon conversion of convertible debt excluded in the computation amounted to 4,763,900 at February 28, 2005.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an allocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection, history and changes in the Company's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting date.

NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture and equipment at February 28,2005 consisted of the following:

                                                  2005
                                                  ----
            Furniture and fixtures            $  55,765
            Office equipment                     23,764
            Computer equipment                  184,404

                                              ---------
                                                263,933

            Less: accumulated depreciation      245,700
                                              ---------

                     TOTAL                    $  18,233
                                              =========


         Depreciation expense was $11,786 and $21,387 for the years ended February 28, 2005 and February 29, 2004, respectively.

         Substantially all the assets collateralize debt due to a vendor in the amount of $49,500.

         Additionally, the Internal Revenue Service has placed a tax lien on all the Company's assets to secure payment of payroll taxes in arrears approximating $500,000. The Company has submitted returns for the parent company, Multimedia and its subsidiary, Video Tutorial Service upon advice of counsel. Thus far, the Multimedia amended returns have been accepted. If the amended returns of the subsidiary are accepted as well, this will substantially reduce the Company's tax liability. There is no assurance, however, that these amended returns will be accepted.


NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at February 28, 2005 consisted of the following:

                                                   2005
                                                   ----
             Master video production costs    $  1,143,505
             Web site development costs             86,123
             Software                               22,747
             Patents and copyrights                 22,088
                                              ------------
                                                 1,274,463

             Less accumulated amortization       1,216,541
                                              ------------
                      TOTAL                   $     57,922
                                              ============

         Amortization expense was $17,208 and $21,535 for the years ended February 28, 2005 and February 29, 2004 respectively.

         Future amortization of intangible assets is expected to be as follows:

               Year ended February 28,
               2006                      $18,000
               2007                       18,000
               2008                       18,000
               2009                        3,922

NOTE 5 - NOTES PAYABLE

         At February 28, 2005 the Company was obligated for the following:

                                                                         2005
                                                                         ----
         8-10% notes, unsecured, payable on demand                    $1,289,813

         Non-interest bearing notes, unsecured, payable on demand        202,676

         17% convertible unsecured notes payable on demand; the
         notes are convertible into common stock at a price of
         $1.2656 per share or 75% of the closing bid for the
         first five trading days prior to conversion.                    250,000

         10% convertible unsecured notes, payable on demand. The
         notes are convertible into common stock at a price of
         the lesser of $.50 or 50 percent of the average closing
         bid during the five trading days prior to notice of
         conversion, but not lower than $.10 per share                   401,390

         10% convertible notes payable variously in 2006; the
         notes are convertible into common stock at the lesser of
         $.50 or 50% of the average of the closing bid price in
         the over the counter market during the five business
         days ending on the day before the holder gives notice of
         conversion, but not lower than $.10 per share.                   75,000
                                                                      ----------
         Total                                                        $2,218,879
         Less: due after one year                                          ---
                                                                      ----------
                                                                      $2,218,879
                                                                      ==========

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         At February 28, 2005 accounts payable and accrued expenses consisted of the following:

                                              2005
                                              ----

            Trade payables                $ 1,019,978
            Accruals:
              Interest                      1,482,420
              Payroll Taxes                   638,027
              Salaries                        323,263
              Other                            56,731
                                          -----------

                                          $ 3,520,419
                                          ===========

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

         For the period ended February 28, 2005 and February 29, 2004, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the (loss) before provision for income taxes, the reconciliation is as follows:

                                                        Year Ended
                                                February 28,     February 29,
                                                    2005             2004
                                                  ---------       ---------
         Benefit computed at statutory rate       $151,000        $175,000

         Income tax benefit not utilized          (151,000)       (175,000)
                                                  ---------       ---------
         Net income tax benefit                   $   -0 -        $   -0-
                                                  ---------       ---------

         The Company had a net operating loss carryforward for tax purposes totaling approximately $12,400,000 at February 28, 2005 expiring through the year 2025. Listed below are the tax effects of the items related to the Company's net tax asset.

         Tax benefit of net operating loss
            carryforward                                 $ 4,350,000

         Valuation allowance                              (4,350,000)
                                                         -----------

         Net deferred tax asset                               -0-
                                                         ===========

NOTE 8 - OPERATING LEASE

         In March, 2004 the Company entered into a two year operating lease at a new facility in Brooklyn, New York. The lease began on March 1,2004 and expires on February 28, 2006. The Company is obligated to pay a monthly rent of $2,500 through February, 2006. Net rent expense was $29,426 and $64,668 for the years ended February 28, 2005 and February 29, 2004, respectively


NOTE 9  COMMON STOCK

         In July and August 2005 the Company issued $388,000 of Series "D" Unsecured Convertible Promissory Notes to various note holders. These notes accrue interest at 10% per annum and are due two years from the date of issuance. The Company received net proceeds of $313,000 from these notes. The remaining $75,000 was issued as fees for securing these notes. Attached to each note were 10 shares for each dollar of debt issued or 3,880,000 shares of common stock. These notes are convertible at the option of the holders at the lesser of $0.50 per share or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. All note holders converted their notes immediately upon issuance of the notes.

         The Company recorded a $303,000 discount on debt for the value of the 3,880,000 shares issued with the note and for the beneficial conversion feature. This discount was to have been amortized over the life of the note or until such time as the holder converted. The entire $303,000 has been recorded as interest expense.

         During the year ended February 28, 2005 the Company converted notes payable totaling $115,500 into 1,275,000 shares of common stock at an average price of $0.07 to $0.10 per share.

         During the year ended February 28, 2005 the Company issued 4,000,000 shares upon the exercise of options issued to the Company's President at $0.01 per share. This exercise price was used to reduce accrued salaries.

         The Company issued 1,500,000 shares of common stock for consulting services of $195,000. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $46,041 has been earned in the year ended February 28, 2005.

         During the year ended February 28, 2005, the Company issued 465,000 shares of common stock for legal services valued at $40,800, at an average price of $0.06 to $0.10 per share.

         During the year ended February 28, 2005, the Company issued 275,000 shares in payment of accrued interest of $19,500.

         During the year ended February 28, 2005, the Company issued 500,000 shares in payment of accounts payable of $35,000.

         During the year ended February 29, 2004 the Company issued 645,000 Common shares valued at $.03 per share to liquidate certain trade payables; the Company also issued 325,000 shares valued at $.01 per share in payment of interest; the Company also issued 150,000 shares valued at $0.01 per share in payment of professional services.

NOTE 10

         Stock Warrants and Options
         --------------------------

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 2005 and February 29, 2004:


                                                         2005           2004
                                                     ------------   ------------
           Net loss:
               As reported                           $  (433,056)   $  (500,525)
                 Add:  stock-based compensation
                       expense determined under
                       fair-value based method           (57,750)       (18,000)
                                                     ------------   ------------
               Pro forma                             $  (490,806)   $  (518,525)

           Basic and diluted loss per common share:
               As reported                           $     (0.02)   $     (0.03)
               Pro forma                             $     (0.02)   $     (0.03)


         These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2005 and February 29, 2004: dividend yields of 0% and 0%, respectively; expected volatility of 214% and 0% respectively; risk-free interest rates of 4.0% and 4.03%, respectively; and an average expected life of five years. The weighted average fair value per option of options granted during 2005 and 2004 was $.003 and $.003, respectively.

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

         The following summarizes the stock option transactions:

                                                                               Outside Option Plan
                                                                            -------------------------
                                                               Weighted-                     Weighted
                                             Stock Options     Average      Stock Options    Average
                                              & Warrants       Exercise      & warrants      Exercise
                                              outstanding       Price        Outstanding      Price
                                             -------------     ---------    -------------   ---------
Balance, February 28, 2003                     4,531,694          0.36        6,625,000        0.11

Granted - Year ended February 29, 2004         5,200,000          0.01          125,000        0.10
                                              ----------                     ----------
Balance, February 29, 2004                     9,731,689          0.17        6,750,000        0.11


Granted - Year ended, February 28, 2005          700,000          0.06          125,000        0.10
Expired - Year ended February 28, 2005                --          0.07         (182,341)       0.15
Exercised- Year ended February 28, 2005       (4,300,000)         0.07               --          --
                                              ----------                     ----------

Balance, February 28, 2005                     6,131,689          0.19        6,692,654        0.10
                                              ==========                     ==========


         The following table summarizes the outstanding and exercisable options as of February 28, 2005

         Exercise        Number           Weighted-average          Number
         Prices         Outstanding           remaining           exercisable
           $                #              contractual life            #
         --------      ------------       -----------------       -----------
         .01            1,900,000               7.6                   920,000
         .03               25,000               1.5                    25,000
         .04               25,000               1.0                    25,000
         .05              475,000               1.0                   475,000
         .06            4,375,000               6.1                 3,675,000
         .07            1,250,000               2.0                 1,250,000
         .08               25,000               2.0                    25,000
         .10            2,675,500               3.59                2,675,500
         .12              120,000               4.75                  120,000
         .25            1,475,000               3.05                1,475,000
         .30              321,553               3.5                   321,553
         .33               13,415               2.84                   13,415
         .50               82,500               3.91                   82,500
         .53                8,250               4.0                     8,250
         .90               53,625               4.0                    53,625
         --------------------------------------------------------------------
                       12,848,343                                  11,144,843


NOTE 11 - RELEASE FROM CONTRACT

         In 1998, the Company contracted with a vendor to supply educational materials for resale at below-market prices, specifying a guaranteed amount of purchases. A deposit of $68,050 was held by the supplier against future orders. The Company's purchases of such product fell short by approximately $210,000 for which the vendor began a court action. A settlement was reached, granting the vendor full possession of the deposit while dropping all claims for additional funds. The $68,050 is included in General and Administrative expenses for the year ended February 29, 2004.

NOTE 12 - CANCELLATION OF DEBT

         During the year ended February 28, 2005 the Company settled certain outstanding debts with creditors for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses, for $518,768. The largest part of this settlement was with the Company's largest creditor to whom it owed approximately $600,000. The creditor settled for $150,000 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000.

NOTE 13 - SUBSEQUENT EVENTS

         During the period March 1, 2005 to June 29, 2005 the Company issued 150,000 common shares as payment of services valued at $6750.