Form 10QSB
period 2005-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-07-20
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

                                  718-951-1383
                                  ------------
                (Issuer's telephone number, including area code)

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
             NONE                                             NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                     COMMON STOCK, $0.0001 PAR VALUE PER SHARE
                               REDEEMABLE WARRANTS
                               -------------------
                                (Title of Class)

CHECK WHETHER THE ISSUER: (I) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (II) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X     NO
                                                             ----     ----

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF July 18, 2005 WAS 34,645,667 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                          MAY 31, 2005 AND MAY 31, 2004

       Consolidated Balance Sheet                                 F-1

       Consolidated Statement of Operations                       F-2

       Consolidated Statement of Cash Flows                       F-3

       Notes to Consolidated Financial Statements                 F-4

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                    MAY 31, 2005
--------------------------------------------------------------------------------
                                                                     (Unaudited)

                                ASSETS

CURRENT ASSETS
      Cash                                                         $      6,381
      Accounts receivable, less allowance for
         doubtful accounts of $15,317                                    50,435
      Inventories                                                         7,878
      Prepaid expenses                                                    1,433
                                                                   ------------
         Total Current Assets                                            66,127
                                                                   ------------

FURNITURE AND EQUIPMENT, net                                             16,153
INTANGIBLE ASSETS, net                                                   60,805
OTHER ASSETS                                                              3,000
                                                                   ------------

                                                                   $    146,085
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Notes payable                                                $  2,229,879
      Accounts payable and accrued expenses                           3,525,031
                                                                   ------------
         Total Current Liabilities                                    5,754,910
                                                                   ------------

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                     -
      Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                     -
      Common stock, $0.0001 par value
         100,000,000 shares authorized
         34,645,667 shares issued and outstanding                         3,465
      Additional paid-in capital                                     13,677,438
      Deferred Compensation                                              (2,609)
      Accumulated deficit                                           (19,287,119)
                                                                   ------------
         Total Stockholders' Deficit                                 (5,608,825)
                                                                   ------------

                                                                   $    146,085
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------

                                                    May 31,           May 31,
                                                     2005              2004
                                                 ------------      ------------
                                                  (Unaudited)       (Unaudited)
                                                                    (Restated)


NET SALES                                        $    303,937      $    197,281

COST OF SALES                                          35,431            21,623
                                                 ------------      ------------

GROSS PROFIT                                          268,506           175,658

SELLING, GENERAL AND ADMINISTRATIVE                   281,072           221,727
                                                 ------------      ------------

LOSS FROM OPERATIONS                                  (12,566)          (46,069)

INTEREST EXPENSE                                       52,773            79,213
                                                 ------------      ------------

NET LOSS                                         $    (65,339)     $   (125,282)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.00)     $      (0.01)
                                                 ============      ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                34,594,580        19,899,581
                                                 ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                            MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                 AND SUBSIDIARY
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     FOR THE THREE MONTHS ENDED
-----------------------------------------------------------------------------------------------

                                                                       May 31,        May 31,
                                                                         2005          2004
                                                                     -----------    -----------
                                                                     (Unaudited)    (Unaudited)
                                                                                    (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                       $   (65,339)   $  (125,282)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation and amortization                                    6,550          6,980
          Loss on abandonment of fixed assets                                  -          7,592
          Amortization of deferred compensation expense                   16,350              -
          Common stock payment of
              Services                                                     4,500              -
              Interest                                                         -         12,000
Changes in Operating Assets and Liabilities:
      Accounts receivable                                                 26,115          4,119
      Inventories                                                          7,823        (15,320)
      Prepaid expenses and other assets                                      280           (650)
      Accounts payable and accrued expenses                                4,612         81,366
                                                                     -----------    -----------
Net cash provided by (used in) operating activities                          891        (29,195)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                   (175)             -
      Increase in intangibles                                             (7,178)             -
                                                                     -----------    -----------
Net cash used in investing activities                                     (7,353)             -
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of capital lease obligations                                   -         (3,000)
      Proceeds from issuance of notes payable                             11,000         33,000
                                                                     -----------    -----------
Net cash provided by financing activities                                 11,000         30,000
                                                                     -----------    -----------

Net increase in cash                                                       4,538            805

CASH, BEGINNING OF PERIOD                                                  1,843          1,572
                                                                     -----------    -----------

CASH, END OF PERIOD                                                  $     6,381    $     2,377
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      INTEREST PAID                                                  $         -    $         -
                                                                     ===========    ===========
      INCOME TAXES PAID                                              $         -    $         -
                                                                     ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued in settlement of accounts payable
          and accrued expenses                                       $         -    $    10,000
                                                                     ===========    ===========


    The accompanying notes are an integral part of these consolidated financial statements.


                                              F-3

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2005 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2004 (UNAUDITED)

--------------------------------------------------------------------------------


Note 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended February 28, 2006. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2005.


NOTE 2 - RESTATEMENT & RECLASSIFICATIONS

The financial statements for the quarter ended May 31, 2004 have been restated to account for the issuance of common stock for interest and to account for changes made to the opening balance sheet for the quarter ended May 31, 2004, due to the restatement of the audited balance sheet for the year ended February 28, 2004. In addition, certain reclassifications have been made to the three month ended May 31, 2004 consolidated financial statements to conform to the three month ended May 31, 2005 presentation.


NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $5,689,000 at May 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No.123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.


NOTE 5 - STOCKHOLDER'S DEFICIT

During the three months ended May 31, 2005, the Company issued 100,000 shares of Common stock for services valued at $4,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2005 AND 2004, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2005 AND 2004.

         Net sales for the fiscal quarter ended May 31, 2005 (the "2005 Period") were $303,937 compared to $197,281 in the fiscal quarter ended May 31, 2004 (the "2004 Period"). The management of the Company continued to increase its advertising for its core products on cost effective media and also increased its sales staff to handle the increased volume of sales.

         Gross profit was $268,506 in the 2005 Period compared to $175,658 in the 2004 Period.

         Selling and marketing expenses were $143,359 in the 2005 Period compared to $95,224 for the 2004 Period.

         General and administrative expenses were $137,713 in the 2005 Period compared to $126,503 in the 2004 Period. This represents a smaller percentage of total sales in the 2005 period resulting from the increase in sales volume. Included in general and administrative are depreciation and amortization expense of $6,550 and 6,980 for the three months ended May 31, 2005 and 2004, respectively. Included in General and administrative expense for the three months ended May 31, 2004 is a $7,592 charge related to the abandonment of fixed assets, due to the Company relocating operating facilities subsequent to May 31, 2004. There is no similar abandonment charge in the three months ended May 31, 2005.

         Interest expense was $52,773 in the 2005 Period compared to $79,213 in the 2004 period. In the 2004 period $12,000 of interest expense was paid with the issuance of 150,000 shares of common stock.

                  Net Loss from operations was $12,566 in the 2005 Period compared to $38,477 in the 2004 Period.

         LIQUIDITY AND CAPITAL RESOURCES.

         At May 31, 2005, the Company had a working capital deficiency of approximately $5,689,000. In addition, the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         The Company's cash increased to $6,381 at May 31, 2005 from $2,377 at May 31, 2004.

         Net cash provided by operating activities in 2005 was $891 compared to net cashed used in operating activities of $29,195 in 2004.

         Net cash used in investing activities in 2005 was 7,353 compared to net cash used of none in 2004.

         Net cash provided from financing activities in 2005 was $11,000, compared to $30,000 in 2004.

         During the quarter ended May 31, 2005 the Company issued 100,000 shares of common stock for services valued at $4,500.

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


Recent Accounting Standards
-----------------------------

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No.123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No.123R, SBP awards result in a cost that will be measured at fair value on the awards' grant dates, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.


DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 3 - CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures
-------------------------------------------------

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a material weakness in the financial reporting. However, at this time management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is the Company's intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Controls
----------------------------

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls
--------------------------------------------

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a Company have been detected.



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

The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $400,000, and $100,000 respectively which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.
         ----------------------------------------------------------

During the three months ended May 31, 2005, the Company issued 100,000 shares of Common stock for services valued at $4,500.

These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         31 Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) REPORTS ON FORM 8-K:

The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: July, 20, 2005                     By: /S/ Barry Reichman
                                             -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer