Form 10QSB/A
period 2004-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-09-08
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB / A


Part II; Item 5. in this amendment No. 1, is amended to state that this 10-QSB has been reviewed by an independent registered public accounting firm.


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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of May 31, 2004 was 19,920,667 shares.

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (unaudited)

         Report of Independent Registered
         Public Accounting Firm                                   F-1

       Consolidated Balance Sheet                                 F-2

       Consolidated Statement of Operations                       F-3

       Consolidated Statement of Cash Flows                       F-4

       Notes to Consolidated Financial Statements                 F-5-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.



We have reviewed the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. as of May 31, 2004, and the related consolidated statements of operations, and cash flows for the three-month period ended May 31, 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements as of and for the three-months ended May 31, 2004 have been restated (See notes to consolidated financial statements).



                                                 /s/ Sherb & Co., LLP
                                                 Sherb & Co., LLP
                                                 Certified Public Accountants

New York, New York
September 6, 2005

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                    MAY 31, 2004
-------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                      (Restated)

ASSETS

CURRENT ASSETS
      Cash                                                         $      2,377
      Accounts receivable, less allowance for
         doubtful accounts of $33,000                                    25,611
      Inventories                                                        50,731
      Prepaid expenses                                                    5,411
                                                                   ------------
         Total Current Assets                                            84,130
                                                                   ------------

FURNITURE AND EQUIPMENT, net of depreciation                             22,060
INTANGIBLE ASSETS, net of amortization                                   48,257
OTHER ASSETS                                                              5,000
                                                                   ------------

                                                                   $    159,447
                                                                   ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Notes payable                                                $  2,277,566
      Accounts payable and accrued expenses                           4,159,284
                                                                   ------------
         Total Current Liabilities                                    6,436,850
                                                                   ------------

LONG TERM LIABILITIES
      Convertible promissory notes                                       75,000

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
      Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
      Common stock, $0.0001 par value
         100,000,000 shares authorized
         19,920,667 shares issued and outstanding                         1,992
      Additional paid-in capital                                     12,559,611
      Accumulated deficit                                           (18,914,006)
                                                                   ------------
         Total Stockholders' Deficit                                 (6,352,403)
                                                                   ------------

                                                                   $    159,447
                                                                   ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      FOR THE THREE MONTHS ENDED
-------------------------------------------------------------------------------

                                                    May 31,            May 31,
                                                     2004                2003
                                                 ------------      ------------
                                                 (Unaudited)        (Unaudited)
                                                 (Restated)

NET SALES                                        $    197,281      $    270,719

COST OF SALES                                          21,623            26,086
                                                 ------------      ------------

GROSS PROFIT                                          175,658           244,633

SELLING, GENERAL AND ADMINISTRATIVE                   221,727           343,174
                                                 ------------      ------------

LOSS FROM OPERATIONS                                  (46,069)          (98,541)

INTEREST EXPENSE                                       79,213            71,863
                                                 ------------      ------------

NET LOSS                                         $   (125,282)     $   (170,404)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.01)     $      (0.01)
                                                 ============      ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                19,899,581        18,684,907
                                                 ============      ============




The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                      AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          FOR THE THREE MONTHS ENDED
------------------------------------------------------------------------------------

                                                               May 31,       May 31,
                                                                2004         2003
                                                              ---------    ---------
                                                             (Unaudited)  (Unaudited)
                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $(125,282)   $(170,404)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation and amortization                           6,980       10,590
          Loss on abandonment of fixed assets                     7,592           --
          Common stock payment of:
              Interest                                           12,000           --
Changes in Operating Assets and Liabilities:
      Accounts receivable                                         4,119      (10,091)
      Inventories                                               (15,320)       4,212
      Prepaid expenses and other assets                            (650)      63,274
      Accounts payable and accrued expenses                      81,366       98,945
                                                              ---------    ---------
Net cash used in operating activities                           (29,195)      (3,474)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of capital lease obligations                     (3,000)      (3,000)
      Proceeds from issuance of notes payable                    33,000           --
                                                              ---------    ---------
Net cash provided by (used in) financing activities              30,000       (3,000)
                                                              ---------    ---------

Net increase (decrease) in cash                                     805       (6,474)

CASH, BEGINNING OF PERIOD                                         1,572        8,346
                                                              ---------    ---------

CASH, END OF PERIOD                                           $   2,377    $   1,872
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      INTEREST PAID                                           $      --    $      --
                                                              =========    =========
      INCOME TAXES PAID                                       $      --    $     910
                                                              =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued in settlement of accounts payable
          and accrued expenses                                $  10,000    $      --
                                                              =========    =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ended February 28, 2005. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 29, 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company incurred net losses of $125,282 during the three months ended May 31, 2004. In addition, the Company had an accumulated deficit of $18,914,006 and a working capital deficit of $6,352,720 as of May 31, 2004. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payments of payroll taxes approximating $500,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform with the 2004 presentation.


NOTES PAYABLE

During the three months ended May 31, 2004, the Company issued a 10% convertible note payable in 2006 for $15,000. This note is convertible into common stock at the lesser of $0.50 or 50% of the average bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $0.10 per share. The Company has determined that there was no beneficial conversion feature with this note.

During the three months ended May 31, 2004, the Company issued a 10% unsecured note payable for $18,000 payable on demand.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                    MAY 31, 2004
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

RECENT ISSUANCES OF COMMON STOCK

During the three months ended May 31,2004 the Company issued 1,000,000 shares, valued at $.01 per share, as a cash less exercise of options in payment for previously accrued services to the Company's officer.

An additional 150,000 shares, valued at $.08 per share, were issued in payment of interest expense.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements have been restated, to reflect the correction of an error relating to the recording of additional interest expense of $10,500, related to the issuance of common stock for these shares. In addition, the operating expenses have increased by $7,592 to reflect the reclassification of loss on the abandonment of equipment, to conform to the presentation of the statements of operation from the re-audit of the financial statements from the year ended February 29, 2004. This re-audit occurred subsequent to May 31, 2004 and subsequent to the filing of the initial 10-QSB for the quarter then ended. The balance sheet has been restated se well to reflect changes from the re-audit of the year ended February 29, 2004. Such changes include a $20,000 reduction to inventory, a $500 reduction to prepaid expenses, and a reduction of $2,420 to accounts payable. These balance sheet changes, along with the $10,500 increase in interest expense, has resulted in an increase of accumulated deficit by $31,420.

The effect of this restatement is as follows:

                                                    Three Months Ended
                                                       May 31, 2004
                                               ----------------------------
                                                      As
                                                 Previously         As
                                                  Reported       Restated
                                               -------------  -------------

  Loss from operations                         $    (38,477)   $    (46,069)
  Net Loss                                     $   (114,782)   $   (125,282)
  Net loss per share - basic and diluted       $      (0.01)   $      (0.01)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004, AND FEBRUARY 28, 2003, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2004 AND 2003.

         Net sales for the fiscal quarter ended May 31, 2004 (the "2004 Period") were $197,281 compared to $270,719 in the fiscal quarter ended May 31, 2003 (the "2003 Period"). In an effort to produce a superior return on investment (ROI) from its advertising expenditures, in the current quarter, the Company modified its criteria for the selection of media. The Company has been successful in obtaining improved results from its advertising expenditure and continues to seek new ways to maximize its advertising results.

         Gross profit was $175,658 in the 2004 Period compared to $244,633 in the 2003 Period.

         Selling, general and administrative expenses were $221,727 in the 2004 Period compared to $343,174 for the 2003 Period. The lower selling, general and administrative expenses was a result of a reduction of advertising expenses.

         Interest expense was $79,213 in the 2004 Period compared to $71,863 in The 2003 Period.

         Net Loss decreased to $125,282 in the 2004 Period compared to $170,404 in the 2003 Period.

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

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's cash and cash equivalents was $2,377 at May 31, 2004 compared to $1,872 at May 31, 2003.

         Net cash used in operating activities was $29,195 in the 2004 Period compared to $3,474 in the 2003 Period.

         Net cash provided by financing activities was $30,000 for the 2004 Period compared to cash used by financing activities of $3,000 in the 2003 period.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the audited financial statements for the year ended February 28, 2005 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of May 31, 2004, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

The Company's independent registered accounting firm has advised management that the following identified internal control deficiencies constitute a significant deficiency in the Company's internal control.

A lack of persuasive evidence of management oversight and review as compensatory control to address inadequate segregation of incompatible duties in certain areas of revenue and expenditure transaction cycles.

Management is aware that there is a perceived lack of persuasive evidence of management oversight and review in some areas. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $500,000 which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Recent sales or unregistered securities:

         - During the three months ended May 31, 2004 the Company issued 1,000,000 shares, valued at $.01 per share, as a cash less exercise of options in payment for services to the Company's officer.

         - During the three months ended May 31, 2004 the Company issued 150,000 shares, valued at $.08 per share, in payment of Interest expense.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company is amending this report filed on Form 10-QSB due to the fact that the 10-QSB for the quarter and three months ended May 31, 2004, as initially filed on July 15, 2004 was reviewed by the Company's former auditor who is not registered with the Public Company Accounting Oversight Board ("PCAOB"). In order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the PCAOB, the financial statements for the quarter and three months ended May 31, 2004 have been reviewed by the Company's current auditors.


                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

         EXHIBIT
         NUMBER          DESCRIPTION OF EXHIBIT

         31 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under C the Securities Exchange Act of 1934, as amended.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to C Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: September 6, 2005                     By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer