Form 10QSB
period 2005-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-10-17
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF October 17, 2005 WAS 36,645,667 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                       AUGUST 31, 2005 AND AUGUST 31, 2004

       Consolidated Balance Sheet                                            F-1

       Consolidated Statement of Operations                                  F-2

       Consolidated Statement of Cash Flows                                  F-3

       Notes to Consolidated Financial Statements                            F-4


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION              2

ITEM 3.  CONTROLS AND PROCEDURES                                               3

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                     5

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS            6

ITEM 3.  DEFAULTS ON SENIOR SECURITIES                                         6

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS                              6

ITEM 5.  OTHER INFORMATION                                                     6

ITEM 6.  EXHIBITS                                                              6

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2005
--------------------------------------------------------------------------------
                                                                    (Unaudited)

                                     ASSETS

CURRENT ASSETS

      Cash                                                         $      3,937
      Accounts receivable, less allowance for

          doubtful accounts of $15,317                                   84,961

      Inventories                                                         5,323

      Prepaid expenses                                                    9,733
                                                                   ------------
          Total current assets
                                                                        103,954
                                                                   ------------


FURNITURE AND EQUIPMENT, net                                             15,329

INTANGIBLE ASSETS, net                                                   62,276

OTHER ASSETS                                                              3,000
                                                                   ------------


                                                                   $    184,559
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Notes payable                                                $  2,229,879

      Accounts payable and accrued expenses                           3,659,240
                                                                   ------------
          Total Current Liabilities
                                                                      5,889,119
                                                                   ------------

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
          1,000,000 shares authorized

          no shares issued and outstanding                                   --
      Preferred stock, Series B, $0.01 par value
          50 shares authorized

          no shares issued and outstanding                                   --
      Common stock, $0.0001 par value
          100,000,000 shares authorized

          36,645,667 shares issued and outstanding                        3,664

      Additional paid-in capital                                     13,737,238

      Accumulated deficit                                           (19,445,462)
                                                                   ------------
          Total Stockholders' Deficit
                                                                     (5,704,560)
                                                                   ------------

                                                                   $    184,559
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                        MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                             AND SUBSIDIARY
                                                                      CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------

                                          For the Three Months Ended           For the Six Months Ended
                                                   August 31,                         August 31,
                                              2005             2004              2005              2004
                                         ------------      ------------      ------------      ------------
                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                           (Restated)                          (Restated)

NET SALES                                $    221,192      $    178,595      $    525,129      $    375,876


COST OF SALES                                  34,358            27,771            69,789            49,394
                                         ------------      ------------      ------------      ------------


GROSS PROFIT                                  186,834           150,824           455,340           326,482


SELLING, GENERAL AND ADMINISTRATIVE           294,496           263,050           575,568           484,777
                                         ------------      ------------      ------------      ------------


LOSS FROM OPERATIONS                         (107,662)         (112,226)         (120,228)         (158,295)
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

        Cancellation of Debt                  485,305           485,305

        Interest Expense                      (50,681)         (564,480)         (103,454)         (643,693)
                                         ------------      ------------      ------------      ------------
                    Total other
                    income (expense)          (50,681)          (79,175)         (103,454)         (158,388)
                                         ------------      ------------      ------------      ------------


NET LOSS                                 $   (158,343)     $   (191,401)     $   (223,682)     $   (316,683)
                                         ============      ============      ============      ============


BASIC AND DILUTED LOSS PER SHARE         $      (0.00)     $      (0.01)     $      (0.01)     $      (0.01)
                                         ============      ============      ============      ============


WEIGHTED-AVERAGE SHARES OUTSTANDING        34,939,145        23,985,069        34,766,863        28,609,767
                                         ============      ============      ============      ============


         The accompanying notes are an integral part of these consolidated financial statements.





                                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                  AND SUBSIDIARY
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      FOR THE THREE MONTHS ENDED
------------------------------------------------------------------------------------------------
                                                                  August 31,        August 31,
                                                                    2005               2004
                                                                -------------      -------------
                                                                 (Unaudited)        (Unaudited)
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                  $    (223,682)     $    (316,683)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities

           Depreciation and amortization                               14,734              9,459

           Loss on abandonment of fixed assets                             --              7,592

           Cancellation of debt                                            --           (485,305)

           Financing fees paid with convertible debt                       --             75,000

           Amortization of dicount on debt                             18,959            303,000
           Common stock payment of

               Interest                                                    --             12,000

               Services                                                64,500            179,842
Changes in Operating assets and Liabilities:

      Accounts receivable                                              (8,411)            11,426

      Inventories                                                      10,378             (3,608)

      Prepaid expenses and other assets                                (8,020)             1,532

      Accounts Payable and accrued expenses                           138,820            (67,236)
                                                                -------------      -------------
Net cash provided by (used in) operating activities
                                                                        7,278           (272,981)
                                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of furniture and equipment                              (1,606)                --

      Increase in intangibles                                         (14,578)                --
                                                                -------------      -------------
Net cash used in investing activities
                                                                      (16,184)                --
                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Repayment of capital lease obligations                               --                 --

      Proceeds from issuance of notes payable                          11,000            346,000

      Repayment of principal of note payable                               --            (20,187)
                                                                -------------      -------------

Net cash provided by financing activities                              11,000            325,813
                                                                -------------      -------------

Net increase in cash                                                    2,094             52,832

CASH, BEGINNING OF PERIOD                                               1,843              1,572
                                                                -------------      -------------

CASH, END OF PERIOD                                             $       3,937      $      54,404
                                                                =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                             $          --      $          --
                                                                =============      =============
      INCOME TAXES PAID                                         $          --      $          --
                                                                -------------      -------------

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued in settlement of accounts
          payable and accrued expenses                          $          --      $      75,000
                                                                =============      =============
      Common stock issued to settle debt                        $          --      $     108,500

                                                                =============      =============

      Common stock issued on conversion of convertible debt     $          --      $     388,000
                                                                =============      =============


     The accompanying notes are an integral part of these consolidated financial statements.



                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     AUGUST 31, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ended February 28, 2006. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2005.

NOTE 2 - RESTATEMENT & RECLASSIFICATIONS

The financial statements for the quarter ended August 31, 2004 have been restated to account for the issuance of common stock for interest and to account for changes made to the opening balance sheet for the six months ended August 31, 2004, due to the restatement of the audited balance sheet for the year ended February 28, 2005. In addition, certain reclassifications have been made to the prior period consolidated financial statements to conform to current year's presentation.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $5,785,000 at August 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - STOCKHOLDERS' DEFICIT

During the six months ended August 31, 2005, the Company issued 2,100,000 shares of Common stock for services valued at $64,500.

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

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED AUGUST 31, 2005 AND 2004.

         Net sales for the fiscal quarter ended August 31, 2005 (the "2005 Period") were $221,192 compared to $178,595 in the fiscal quarter ended August 31, 2004 (the "2004 Period"). The management of the Company continued to increase its advertising for its core products on cost effective media and also increased its sales staff to handle the increased volume of sales.

         Gross profit was $186,834 in the 2005 Period compared to $150,824 in the 2004 Period.

         Selling, general and administrative expenses were $294,496 in the 2005 Period compared to $263,050 for the 2004 Period. The ratio between selling, general and administrative and sales decreased for the 2005 period as compared to the 2004 period as a result of an increase in sales in the 2005 period. Included in selling, general and administrative expenses are depreciation and amortization expense of $8,184 and $6,980 for the quarter ended August 31, 2005 and 2004, respectively.

         Cancellation of debt due to service providers in the amount of $485,305 was included in income in 2004 period. There was no cancellation of debt income in the 2005 period.

         Interest expense was $50,681 in the 2005 Period compared to $564,480 in the 2004 period. In the 2004 period the Company recorded a $303,000 discount on debt for the value of 3,880,000 shares issued with convertible notes payable. This discount was all amortized in the quarter ended August 31, 2004 and charged as interest expense.

         Net Loss from operations was $107,662 in the 2005 Period compared to $112,226 in the 2004 Period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004.

         Net sales for the six months ended August 31, 2005 (the "2005 Period") were $525,129, compared to $375,876 in the six months ended August 31, 2004 (the "2004 Period"). The management of the Company continued to increase its advertising for its core products on cost effective media and also increased its sales staff to handle the increased volume of sales.

         Gross profit was $455,340 in the 2005 Period compared to $326,482 in the 2004 Period.

         Selling, general and administrative expenses were $575,568 in the 2005 Period compared to $484,777 for the 2004 Period. The ratio between selling, general and administrative and sales decreased for the 2005 period as compared to the 2004 period as a result of an increase in sales in the 2005 period. Included in selling, general and administrative expenses are depreciation and amortization expense of $14,734 and $9,459 for the six months ended August 31, 2005 and 2004, respectively.

         Cancellation of debt due to service providers in the amount of $485,305 was included in income in 2004 period. There was no cancellation of debt income in the 2005 period.

         Interest expense was $103,454 in the 2005 Period compared to $643,693 in the 2004 period. In the 2004 period the Company recorded a $303,000 discount on debt for the value of 3,880,000 shares issued with convertible notes payable. This discount was all amortized in the quarter ended August 31, 2004 and charged as interest expense.

In the 2004 period $540,000 of interest expense was paid with the issuance of common stock.

                  Net Loss from operations was $120,228 in the 2005 Period compared to $158,295 in the 2004 Period.

         LIQUIDITY AND CAPITAL RESOURCES.

         At August 31, 2005, the Company had a working capital deficiency of approximately $5,785,000. In addition, the Company continues to suffer recurring losses. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         The report of our independent auditors on our financial statements for the years ended February 28, 2005 and February 29, 2004 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

         The Company's cash was $3,937 at August 31, 2005 and $54,404 at August 31, 2004.

         Net cash provided by operating activities in 2005 was $7,278 compared to net cashed used in operating activities of $272,981 in 2004.

         Net cash used in investing activities in 2005 was 16,184 compared to net cash used of none in 2004.

         Net cash provided from financing activities in 2005 was $11,000, compared to $325,813 in 2004.

         During the six months ended August 31, 2005 the Company issued 2,100,000 shares of common stock for services valued at $64,500.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of August 31, 2005, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter and six months ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $500,000 which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed

ITEM 2.           UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.
                 ----------------------------------------------------------
During the six months ended August 31, 2005 the Company issued 2,100,000 shares of common stock for services valued at $64,500.

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

The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2005.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: October 17, 2005                     By: /s/ Barry Reichman
                                              ---------------------------
                                              Barry Reichman
                                              Chief Executive Officer and
                                              Chief Financial Officer