Form 10QSB/A
period 2004-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2005-11-03
CIK 935496

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

                    1214 East 15th Street, Brooklyn, NY 11230
                   ------------------------------------------
          (Address of principal executive offices, including zip code)

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

         Notes to Consolidated Financial Statements               F-5-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.


We have reviewed the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc. as of August 31, 2004, and the related consolidated statements of operations, and cash flows for the three and six month period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements as of and for the three and six months ended August 31, 2004 have been restated (See notes to consolidated financial statements).



                                                 /s/ Sherb & Co., LLP
                                                 Sherb & Co., LLP
                                                 Certified Public Accountants

New York, New York
October 7, 2005

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 August 31, 2004
--------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                      (Restated)

                                     ASSETS

CURRENT ASSETS
      Cash                                                         $     54,404
      Accounts receivable, less allowance for
          doubtful accounts of $33,000                                   18,304
      Inventories                                                        39,019
      Prepaid expenses                                                    3,229
                                                                   ------------
          Total Current Assets                                          114,956
                                                                   ------------

FURNITURE AND EQUIPMENT, net of depreciation of $240,370                 19,382
INTANGIBLE ASSETS, net of amortization of $1,211,682                     48,455
OTHER ASSETS                                                              5,000
                                                                   ------------

                                                                   $    187,793
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Notes payable                                                $  2,148,879
      Accounts payable and accrued expenses                           3,463,376
                                                                   ------------
          Total Current Liabilities                                   5,612,255
                                                                   ------------

LONG TERM LIABILITIES
      Convertible promissory notes                                       75,000

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
          1,000,000 shares authorized
          no shares issued and outstanding                                   --
      Preferred stock, Series B, $0.01 par value
          50 shares authorized
          no shares issued and outstanding                                   --
      Common stock, $0.0001 par value
          100,000,000 shares authorized
          34,245,667 shares issued and outstanding                        3,425
      Additional paid-in capital                                     13,653,978
      Deferred compensation                                             (51,458)
      Accumulated deficit                                           (19,105,407)
                                                                   ------------
          Total Stockholders' Deficit                                (5,499,462)
                                                                   ------------

                                                                   $    187,793
                                                                   ============


   The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                      AND SUBSIDIARY
                                                               CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------

                                          For the Three Months Ended     For the Six Months Ended
                                                  August 31,                    August 31,
                                            2004            2003            2004            2003
                                        ------------    ------------    ------------    ------------
                                         (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                         (Restated)                     (Restated)

NET SALES                               $    178,595    $    154,910    $    375,876    $    425,629

COST OF SALES                                 27,771          13,084          49,394          39,170
                                        ------------    ------------    ------------    ------------


GROSS PROFIT                                 150,824         141,826         326,482         386,459

SELLING, GENERAL AND ADMINISTRATIVE          263,050         211,021         484,777         554,195
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                        (112,226)        (69,195)       (158,295)       (167,736)

OTHER INCOME (EXPENSE)
      Cancellation of debt                   485,305              --         485,305              --
      Interest expense                      (564,480)        (73,925)       (643,693)       (145,788)
                                        ------------    ------------    ------------    ------------
         Total other income (expense)        (79,175)        (73,925)       (158,388)       (167,736)
                                        ------------    ------------    ------------    ------------


NET LOSS                                $   (191,401)   $   (143,120)   $   (316,683)   $   (313,524)
                                        ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE        $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                        ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING       23,985,069      18,761,809      28,609,767      18,847,647
                                        ============    ============    ============    ============



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                 F-3

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Six Months Ended
                                                               August 31,
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------
                                                       (Unaudited)   (Unaudited)
                                                       (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                           $(316,683)   $(313,524)
Adjustments to reconcile net loss to net cash
      used in operating activities
          Depreciation and amortization                      9,459       21,180
          Loss on abandonment of fixed assets                7,592           --
          Cancellation of debt                            (485,305)          --
          Financing fees paid with convertible debt         75,000           --
          Amortization of discount on debt                 303,000           --
          Common stock payment of:
             Interest                                       12,000        1,000
             Services                                      179,842           --
Changes in Operating Assets and Liabilities:
      Accounts receivable                                   11,426       10,852
      Inventories                                           (3,608)       5,565
      Prepaid expenses and other assets                      1,532       63,147
      Accounts payable and accrued expenses                (67,236)     174,032
                                                         ---------    ---------
Net cash used in operating activities                     (272,981)     (37,748)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Cash deficit                                              --       14,402
      Repayment of capital lease obligations                    --       (5,000)
      Proceeds from issuance of notes payable              346,000       20,000
      Repayment of principal of note payable               (20,187)          --
                                                         ---------    ---------
Net cash provided by financing activities                  325,813       29,402
                                                         ---------    ---------

Net increase (decrease) in cash                             52,832       (8,346)

CASH, BEGINNING OF PERIOD                                    1,572        8,346
                                                         ---------    ---------

CASH, END OF PERIOD                                      $  54,404    $      --
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      INTEREST PAID                                      $      --    $  35,800
                                                         =========    =========
      INCOME TAXES PAID                                  $      --    $     910
                                                         =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued in settlement of
      accounts payable and accrued expenses              $  75,000    $  16,625
                                                         =========    =========
      Common stock issued to settle debt                 $ 108,500    $      --
                                                         =========    =========
      Common stock issued on conversion of

          convertible debt                               $ 388,000    $      --
                                                         =========    =========


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     AUGUST 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

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

GOING CONCERN ISSUES

        The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $5,497,000 at August 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RECLASSIFICATIONS

         Certain amounts in the prior period consolidated financial statements, for the three and six months ended August 31, 2003, have been reclassified to conform with the presentation for the three and six months ended August 31, 2004.

NOTES PAYABLE

         During the six months ended August 31, 2004, the Company issued a 10% convertible note payable for $15,000. This note is repayable in 2006. This note is convertible into common stock at the lesser of $0.50 or 50% of the average bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $0.10 per share. The Company has determined that there was no beneficial conversion feature with this note, due to the high conversion price per share .

         During the six month period ended August 31, 2004, the Company issued a 10% unsecured note payable for $18,000 payable on demand.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     AUGUST 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

RECENT ISSUANCES OF COMMON STOCK

         During the six months ended August 31, 2004 the Company issued $388,000 of Series "D" Unsecured Convertible Promissory Notes to various note holders. These notes accrue interest at 10% per annum and are due two years from the date of issuance. The Company received net proceeds of $313,000 from these notes. The remaining $75,000 was issued as fees for securing these notes. Attached to each note were 10 shares for each dollar of debt issued or 3,880,000 shares of common stock. These notes are convertible at the option of the holders at the lesser of $0.50 per share or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. All note holders converted their notes immediately upon issuance of the notes into 3,880,000 shares of common stock.

         The Company recorded a $303,000 discount on debt for the value of the 3,880,000 shares issued with the note and for the beneficial conversion feature. This discount was to have been amortized over the life of the note or until such time as the holder converted. The entire $303,000 has been recorded as interest expense.

         During the six months ended August 31, 2004 the Company converted notes payable totaling $108,500 into 1,175,000 shares of common stock at an average price of $0.07 to $0.10 per share.

         During the six months ended August 31, 2004 the Company issued 4,000,000 shares upon the exercise of options issued to the Company's President at $0.01 per share. This cashless exercise price was used to reduce accrued salaries.

         The Company issued 1,500,000 shares of common stock for consulting services of $195,000 during the six months ended August 31, 2004. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $13,542 has been earned in the quarter and six months ended August 31, 2004.

         During the six months ended August 31, 2004, the Company issued 390,000 shares of common stock for legal services valued at $36,300, at an average price of $0.07 to $0.10 per share.

         During the six months ended August 31, 2004, the Company issued 500,000 shares in payment of accounts payable of $35,000.

CANCELLATION OF DEBT

         During the six months ended August 31, 2005 the Company settled certain outstanding debts with creditors for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses, for $485,305. The largest part of this settlement was with the Company's largest creditor to whom it owed approximately $600,000. The creditor settled for $150,000 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     AUGUST 31, 2004 (UNAUDITED)
--------------------------------------------------------------------------------

RESTATEMENT OF FINANCIAL STATEMENTS

         The Company's consolidated financial statements have been restated to
         (i) reflect the correction of an error relating to the recording of additional interest expense of $10,500, related to the issuance of common stock for these shares in March 2004 (ii) correct the valuation of 1,500,000 shares of common stock for consulting services, from a previously recorded $150,000 to $195,000 during the six months ended August 31, 2004, to reflect $130,000 of these services as having been previously performed, and to classify the remaining $65,000 for future services as deferred compensation of which $13,542 has been earned in the quarter and six months ended August 31, 2004, with the balance of $51,458 deferred as of August 31, 2004. and (iii) to record a reduction of $52,600 of debt discount, reflected in interest expense, for the value of the beneficial conversion feature on the $388,000 of Series "D" Unsecured Convertible Promissory Notes issued during July and August 2005.

         In addition, the operating expenses have increased by $7,592 to reflect the reclassification of loss on the abandonment of equipment, to conform to the presentation of the statements of operation from the audit of the financial statements from the year ended February 29, 2005. The balance sheet for August 31, 2004 has been restated to reflect changes from the re-audit of the year ended February 29, 2004 which occurred subsequent to August 31, 2004 and subsequent to the filing of the initial 10-QSB for the quarter and six months then ended. Such changes include a $20,000 reduction to inventory, a $500 reduction to prepaid expenses, and a reduction of $2,420 to accounts payable.

         In addition, the balance sheet has been restated as well to reflect changes from the audit of the year ended February 28, 2005, which occurred subsequent to August 31, 2004 and subsequent to the filing of the initial 10-QSB for the quarter and six months then ended.

         These balance sheet changes, along with the above $10,500 increase in interest expense, the increase of $45,000 in consulting services, the deferring of $51,458 in consulting expenses and the $52,600 decrease in interest expense related to the reduction of debt discount on the issuance of Series "D" Unsecured Convertible Promissory Notes, has resulted in a decrease of accumulated deficit by $48,558.

         The effect of this restatement is as follows:

                                                         Three Months Ended
                                                          August 31, 2004
                                                     ---------------------------
                                                                       As
                                                         As         Previously
                                                      Restated       Reported
                                                     ------------   ------------

         Loss from operations                        $   (112,226)  $  (118,684)
         Net Loss                                    $   (191,401)  $  (250,459)
         Net loss per share - basic and diluted      $      (0.01)  $     (0.01)


                                                          Six Months Ended
                                                          August 31, 2004
                                                     ---------------------------
                                                                       As
                                                         As         Previously
                                                      Restated       Reported
                                                     ------------   ------------

         Loss from operations                        $   (158,295)  $  (157,161)
         Net Loss                                    $   (316,683)  $  (365,241)
         Net loss per share - basic and diluted      $      (0.01)  $     (0.02)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2005, FEBRUARY 29, 2004 AND FEBRUARY 28, 2003, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003.

         Net sales for the three months ended August 31, 2004 (the "2004 Period") were $178,395 compared to $154,910 in the three months ended August 31, 2003 (the "2003 Period").

         Gross profit was $150,824 in the 2004 Period compared to $141,826 in the 2003 Period.

         Selling, general and administrative expenses were $263,050 in the 2004 Period compared to $211,021 for the 2003 Period. Included in selling, general and administrative expenses are depreciation and amortization expense of $6,980 and $10,590 for the quarter ended August 31, 2004 and 2003, respectively.

         During the three months ended August 31, 2005 the Company settled certain Outstanding debts with creditors for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses, for $485,305. The largest part of this settlement was with the Company's largest creditor to whom it owed approximately $600,000. The creditor settled for $150,000 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000. There was no cancellation of debt income in the 2003 period.

         Interest expense was $564,480 in the 2004 Period compared to $73,925 in the 2003 period. In the 2004 period $528,000 of interest expense was for a non-cash interest charge related to the recording of a debt discount for the value of the beneficial conversion feature on Series "D" Unsecured Convertible Promissory Notes issued during July and August 2005, and other non-cash stock issuances.

         Net Loss from operations was $112,226 in the 2004 Period compared to $69,195 in the 2003 Period. The increase is due primarily to an increase in general and administrative expenses and the issuance of the Company's common stock for services.

RESULTS OF OPERATIONS FOR THE SIX (6) MONTHS ENDED AUGUST 31, 2004 AND 2003.

         Net sales for the six (6) months ended August 31, 2004 (the "2004 Period") were $375,876 compared to $425,629 in the six (6) months ended August 31, 2003 (the "2003 Period").

         Gross profit was $326,482 in the 2004 Period compared to $386,459 in the 2003 Period.

         Selling, general and administrative expenses were $484,777 in the 2004 Period compared to $554,195 for the 2003 Period. Included in selling, general and administrative expenses are depreciation and amortization expense of $9,459 and $10,590 for the six months ended August 31, 2004 and 2003, respectively. . The 2003 selling, general and administrative expenses include $65,450 write-off of prepaid expenses as a result of an agreement with one of the Company's vendors to settle a claim against the Company on a contract for minimum volume of reading programs that the Company distributes.

         Net Loss from operations was $158,295 in the 2004 Period compared to $167,736 in the 2003 Period.

         During the six months ended August 31, 2005 the Company settled certain Outstanding debts with creditors for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses, for $485,305. The largest part of this settlement was with the Company's largest creditor to whom it owed approximately $600,000. The creditor settled for $150,000 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000. There was no cancellation of debt income in the 2003 period.

         Cancellation of debt income due to service providers was $485,305 in 2004 period. There was no cancellation of debt income in the 2003 period.

         Interest expense was $643,693 in the 2005 Period compared to $145,788 in the 2003 period. In the 2004 period $540,000 of interest expense for a non-cash interest charge related to the recording of a debt discount for the value of the beneficial conversion feature on Series "D" Unsecured Convertible Promissory Notes issued during July and August 2005, and other non-cash stock issuances.

OTHER MATTERS

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

LIQUIDITY AND CAPITAL RESOURCES.

         At August 31, 2004, the Company had a working capital deficiency of approximately $5,497,000. In addition, the Company continues to suffer recurring losses. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         The Company had cash and cash equivalents of $54,404 at August 31, 2004 compared to a cash deficit of $14,402 as of August 31, 2003.

         Net cash used in operations was $272,981 for the six months ended August 31, 2004 compared to $37,748 for the six months ended August 31, 2003.

         Net cash provided by financing activities was $325,813 for the six months ended August 31, 2004 compared to $29,402 for the six months ended August 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended February 28, 2005 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of August 31, 2004, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter and six months ended August 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERES SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

           Recent sale or issuances of unregistered securities:

         - During the six months ended August 31, 2004 the Company issued $388,000 of Series "D" Unsecured Convertible Promissory Notes to various note holders. These notes accrue interest at 10% per annum and are due two years from the date of issuance. The Company received net proceeds of $313,000 from these notes. The remaining $75,000 was issued as fees for securing these notes. Attached to each note were 10 shares for each dollar of debt issued or 3,880,000 shares of common stock. These notes are convertible at the option of the holders at the lesser of $0.50 per share or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. All note holders converted their notes immediately upon issuance of the notes into 3,880,000 shares of common stock.

         - The Company recorded a $303,000 discount on debt for the value of the 3,880,000 shares issued with the note and for the beneficial conversion feature. This discount was to have been amortized over the life of the note or until such time as the holder converted. The entire $303,000 has been recorded as interest expense.

         - During the six months ended August 31, 2004 the Company converted notes payable totaling $108,500 into 1,175,000 shares of common stock at an average price of $0.07 to $0.10 per share.

         - During the six months ended August 31, 2004 the Company issued 4,000,000 shares upon the exercise of options issued to the Company's President at $0.01 per share. This cashless exercise price was used to reduce accrued salaries.

         - The Company issued 1,500,000 shares of common stock for consulting services of $195,000 during the six months ended August 31, 2004. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $13,542 has been earned in the quarter and six months ended August 31, 2004.

         - During the six months ended August 31, 2004, the Company issued 390,000 shares of common stock for legal services valued at $36,300, at an average price of $0.07 to $0.10 per share.

         - During the six months ended August 31, 2004, the Company issued 500,000 shares in payment of accounts payable of $35,000.

         These securities were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company is amending this report filed on Form 10-QSB due to the fact that the 10-QSB for the quarter and six months ended August 31, 2004, as initially filed on October 20, 2004 was reviewed by the Company's former auditor who is not registered with the Public Company Accounting Oversight Board ("PCAOB"). In order to comply with the requirements of the Sarbanes-Oxley Act of 2002 and the PCAOB, the financial statements for the quarter and six months ended August 31, 2004 have been reviewed by the Company's current auditors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

          EXHIBIT
          NUMBER          DESCRIPTION OF EXHIBIT

          31 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K:

          The Company filed one report on form 8K for events that occurred during the quarter and six months ended August 31, 2004.

                  - On August 26, 2004 the Company disclosed that it had closed its offering of up to $1,500,000 Units in a private placement of securities the "Offering"). The Company sold 3.88 Units in the Offering for an aggregate purchase price of $388,000, with each Unit bearing a purchase price of $100,000. Each Unit consisted of 1,000,000 shares of the Company's common stock, and one Series "D" Unsecured Convertible Promissory Note (the "Notes") having a face amount of $100,000, accruing interest at ten percent (10%) per annum. The Company received net proceeds of $313,000 from these notes. The remaining $75,000 was issued as fees for securing these notes.

                                   SIGNATURES

         In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: November 3, 2005                   By: /S/ Barry Reichman
                                              -----------------------------
                                                Barry Reichman
                                                Chief Executive Officer and
                                                Chief Financial Officer