Form 10QSB
period 2005-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2006-01-17
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF January 15, 2006 WAS 36,645,667 SHARES.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                     NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

       Consolidated Balance Sheet                                 F-1

       Consolidated Statement of Operations                       F-2

       Consolidated Statement of Cash Flows                       F-3

       Notes to Consolidated Financial Statements                 F-4

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                               November 30, 2005
--------------------------------------------------------------------------------
                                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS
      Cash                                                         $      1,907
      Accounts receivable, less allowance for
         doubtful accounts of $15,317                                   100,447
      Inventories                                                         6,496
      Prepaid expenses                                                    9,798
                                                                   ------------
         Total current assets                                           118,648
                                                                   ------------

FURNITURE AND EQUIPMENT, net                                             19,682
INTANGIBLE ASSETS, net                                                   61,097
OTHER ASSETS                                                              3,000
                                                                   ------------

                                                                   $    202,427
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Notes payable                                                $  2,239,879
      Accounts payable and accrued expenses                           3,716,901
                                                                   ------------
         Total Current Liabilities                                    5,956,780
                                                                   ------------

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                     -
      Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                     -
      Common stock, $0.0001 par value
         100,000,000 shares authorized
         36,645,667 shares issued and outstanding                         3,664
      Additional paid-in capital                                     13,737,238
      Accumulated deficit                                           (19,495,255)
                                                                   ------------
         Total Stockholders' Deficit                                 (5,754,353)
                                                                   ------------

                                                                   $    202,427
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                    MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                         AND SUBSIDIARY
                                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------

                                           For the Three Months Ended      For the Nine Months Ended
                                                  November 30,                   November 30,
                                              2005            2004            2005            2004
                                          ------------    ------------    ------------    ------------
                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET SALES                                 $    275,369    $    231,539    $    800,498    $    607,415
COST OF SALES                                   21,714          26,830          91,503         104,524
                                          ------------    ------------    ------------    ------------
GROSS PROFIT                                   253,655         204,709         708,995         502,891

SELLING, GENERAL AND ADMINISTRATIVE            251,531         205,454         827,099         668,389
                                          ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                    2,124            (745)       (118,104)       (165,498)
                                          ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Cancellation of Debt                                             -                         485,305
    Interest Expense                           (51,917)        (50,766)       (155,371)       (736,559)
                                          ------------    ------------    ------------    ------------
       Total other income (expense)            (51,917)        (50,766)       (155,371)       (251,254)
                                          ------------    ------------    ------------    ------------

NET LOSS                                  $    (49,793)   $    (51,511)   $   (273,475)   $   (416,752)
                                          ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE          $      (0.00)   $      (0.00)   $      (0.01)   $      (0.02)
                                          ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING         36,645,667      34,309,403      35,388,576      25,067,413
                                          ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.


                                                  F-2

                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                   AND SUBSIDIARY
                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        FOR THE NINE MONTHS ENDED
-------------------------------------------------------------------------------------------------

                                                                   November 30,     November 30,
                                                                       2005             2004
                                                                  -------------    -------------
                                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                    $    (273,475)   $    (416,752)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation and amortization                                  23,478           20,999
          Loss on abandonment of fixed assets                                 -            7,591
          Amortization of discount on debt                               18,959
          Common stock payment of:
              Interest                                                        -          432,100
              Services                                                   64,500          190,800
Changes in Operating assets and Liabilities:
      Accounts receivable                                               (23,897)           2,922
      Inventories                                                         9,205           (2,600)
      Prepaid expenses and other assets                                  (8,085)           5,788
      Accounts Payable and accrued expenses                             196,481         (519,648)
                                                                  -------------    -------------
Net cash provided by (used in) operating activities                       7,166         (278,800)
                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                (8,524)          (7,540)
      Increase in intangibles                                           (19,578)         (11,812)
                                                                  -------------    -------------
Net cash used in investing activities                                   (28,102)         (19,352)
                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                            21,000          313,000
                                                                  -------------    -------------
Net cash provided by financing activities                                21,000          313,000
                                                                  -------------    -------------

Net increase in cash                                                         64           14,848

CASH, BEGINNING OF PERIOD                                                 1,843            1,572
                                                                  -------------    -------------

CASH, END OF PERIOD                                               $       1,907    $      16,420
                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      INTEREST PAID                                               $           -    $           -
                                                                  =============    =============
      INCOME TAXES PAID                                           $           -    $           -
                                                                  =============    =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued in settlement of accounts payable
          and accrued expenses                                    $           -    $      75,000
                                                                  =============    =============
      Common stock issued to settle debt                          $           -    $     108,500
                                                                  =============    =============
      Common stock issued on conversion of convertible debt       $           -    $     388,000
                                                                  =============    =============


     The accompanying notes are an integral part of these consolidated financial statements.


                                               F-3

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   NOVEMEBR 30, 2005 (UNAUDITED)
--------------------------------------------------------------------------------

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principals for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended February 28, 2006. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2005.


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has a working capital deficiency of approximately $5,838,000 at November 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - STOCKHOLDER'S DEFICIT

During the nine months ended November 30, 2005, the Company issued 2,100,000 shares of common stock for services valued at $64,500.

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

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED NOVEMBER 30, 2005 AND 2004.

     Net sales for the fiscal quarter ended November 30, 2005 (the "2005 Period") were $275,369 compared to $231,539 in the fiscal quarter ended November 30, 2004 (the "2004 Period"). The management of the Company continued to increase its advertising for its core products on cost effective media and also increased its sales staff to handle the increased volume of sales.

     Gross profit was $253,655 in the 2005 Period compared to $204,709 in the 2004 Period. This represents 92% of sales for the 2005 period compared to 88% of sales for the 2004 period. Gross profit as a percent of sales increased due to the Company's success in lowering its cost of goods. In particular, the Company has made some of its print materials available on line which has resulted in reduced costs.

     Selling, general and administrative expenses were $251,531 in the 2005 Period compared to $205,454 for the 2004 Period. Included in selling, general and administrative expenses is depreciation and amortization expense of $8,744 and $11,540 for the quarter ended November 30, 2005 and 2004, respectively.

     During the quarter ended November 30, 2005 the Company achieved income from operations of $2,124.

     Interest expense was $51,917 in the 2005 Period compared to $50,766 in the 2004 period.

     Net Loss from operations was $49,793 in the 2005 Period compared to $51,511 in the 2004 Period.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMEBER 30, 2005 AND 2004.

     Net sales for the nine months ended November 30, 2005 (the "2005 Period") were $800,498, compared to $607,415 in the nine months ended November 30, 2004 (the "2004 Period"). The management of the Company continued to increase its advertising for its core products on cost effective media and also increased its sales staff to handle the increased volume of sales.

     Gross profit was $708,995 in the 2005 Period compared to $502,891 in the 2004 Period. This represents 89% of sales for the 2005 period compared to 83% of sales for the 2004 period. Gross profit as a percent of sales increased due to the Company's success in lowering its cost of goods. In particular, the Company has made some of its print materials available on line which has resulted in reduced costs.

     Selling, general and administrative expenses were $827,099 in the 2005 Period compared to $668,389 for the 2004 Period. This represents a smaller percentage of total sales in the 2005 period resulting from the increase in sales volume compared to the 2004 period. Included in selling, general and administrative expenses are depreciation and amortization expense of $23,478 and $20,999 for the nine months ended November 30, 2005 and 2004, respectively.

     Cancellation of debt due to service providers in the amount of $485,305 was included in income in 2004 period. There was no cancellation of debt income in the 2005 period.

     Interest expense was $155,371 in the 2005 Period compared to $736,559 in the 2004 period. In the 2004 period the Company recorded a $303,000 discount on debt for the value of 3,880,000 shares issued with convertible notes payable. This discount was all amortized in the quarter ended August 31, 2004 and charged as interest expense.

     Net Loss from operations was $273,475 in the 2005 Period compared to $416,752 in the 2004 Period.


LIQUIDITY AND CAPITAL RESOURCES.

     At November 30, 2005, the Company had a working capital deficiency of approximately $5,838,000. In addition, the Company continues to suffer recurring losses. The consolidated accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     The report of our independent registered auditors on our consolidated financial statements for the years ended February 28, 2005 and February 29, 2004 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

     The Company's cash was $1,907 at November 30, 2005 and $16,420 at November 30, 2004.

     Net cash provided by operating activities in 2005 was $7,166 compared to net cash used in operating activities of $278,800 in 2004.

     Net cash used in investing activities in 2005 was $28,102 compared to net cash used of $19,352 in 2004.

     Net cash provided by financing activities in 2005 was $21,000, compared to $313,000 in 2004.

     During the nine months ended November 30, 2005 the Company issued 2,100,000 shares of common stock for services valued at $64,500.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended February 28, 2005 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principals. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of November 30, 2005, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter and nine months ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The Company is subject to a claim for Federal and Unemployment Taxes for approximately, $500,000 which the Company is disputing. With regard to the Federal payroll tax the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these taxes in arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended November 30, 2005 the Company issued 2,100,000 shares of common stock for services valued at $64,500.

Our shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") in view of the following:

     o None of these issuances involved underwriters, underwriting discounts or commissions.

     o Restrictive legends were and will be placed on all certificates issued as described above.

     o    The distribution did not involve general solicitation or advertising.

     o The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In addition to representations given to us by the above-referenced investors, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Furthermore, all of the above-referenced persons were provided the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       31 Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

       32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K: None

                                   SIGNATURES

     In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: January 15, 2006                     By: /S/ Barry Reichman
                                           -----------------------------
                                           Barry Reichman
                                           Chief Executive Officer and
                                           Chief Financial Officer