Form 10KSB
period 2006-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2006-06-15
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       -----------------------------------
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

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of each exchange
       Title of each class                       on which registered
       -------------------                      ---------------------
              None                                       None

         Securities registered under Section 12(g) of the Exchange Act:

                                                Name of each exchange
      Title of each class                        on which registered
     ---------------------                      ---------------------

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended February 28, 2006 were $1,135,880.

The number of shares outstanding of the issuer's Common Stock as of June 9 2006 was 37,670,667 shares. The aggregate market value of the Common Stock totaling 33,500,042 shares held by non-affiliates, based on the approximate average of the bid and asked prices ($.09) of the Common Stock as of June 9, 2005 was $3,015,004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]


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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company produces, acquires and distributes a variety of products to educational institutions and consumers using direct marketing through Internet advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape, DVD and CD Rom for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes, DVD's,CD Roms and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics videotapes available.

         The Company has developed a website, TutorialChannel.com which incorporates various on-line products and services, among them interactive test taking practice, streaming video featuring the Math Made Easy courseware and on-line tutoring. The Company plans on promoting its online services through a redesigned website and internet advertising. The Company has recently launched a sales campaign to market its online services to schools and colleges.

         The Company currently offers online tutoring services to its customers and has acquired several hundred paid subscriptions. The average current subscription price for these customers is $29.95 per month which includes its on line testing service and a limited number of tutoring sessions.

         The Company recently announced the formation of an online test preparation division. This entails online preparation for the standardized tests such as SAT, PSAT and ACT. The Company expects to enroll students in one-on-one sessions and group sessions for the upcoming exams scheduled for the fall.

         The Company recently announced the ongoing development of "English as a Second Language" products for Chinese students and business people. The Company recognizes the intense growing demand for Chinese business people to communicate effectively in English and has begun discussions with intermediary groups to market these programs in China,

         The Company generates leads through Internet advertising. The Company utilizes its own inbound and outbound telephone sales force to convert these leads into sales. Payment is made by credit card or direct debit to a checking account. The product is then shipped to the customer. The Company's products have been purchased by over 300,000 customers over the last ten years.

         The Company's objective is to become the premiere resource for parent and students across the country for their tutorial and remedial home study programs. The Company's website, Mathmadeeasy.com, provides a full menu of the Company's tutorial programs with easy to use ordering facilities. The Company has experienced a steady increase in both visitors to its website as well as sales conducted through the website. The Company recently completed the redesign of the Math Made Easy website which presents the Company's products in a more attractive format and simplifies the ordering process.

PRODUCTS

         The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" videotapes, DVD's and ancillary material for direct sale to consumers via direct marketing through national and local TV and radio advertising. See "Sales Marketing & Distribution"

CURRENT PRODUCTS

         The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college level. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape or DVD lesson reviews, accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes or DVD's at a price of $220. Sets of five videotapes are sold to schools at a price of $279, and the Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include DVD's, audiotapes and workbooks and flash cards. The Company purchases these products at discounted rates from the respective manufacturers or distributors and then distributes them through the Company's direct marketing division. The average reading consumer order consists of five videotapes or DVD's at a price of $220 for each order.

NEW FORMATS

         The Company has converted its videotapes into the more popular DVD format. This format enables the customer to use the Company's programming on their computer where a DVD drive is included. It also enables the customer to skip easily from one topic to another topic.

PRODUCT DEVELOPMENT

         The Company produces many of its own math DVD products and supplemental workbooks developed by the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator in the production of many of its programs. The Company currently employs a staff of educational writers and software developers who are currently preparing content for the Company's subsidiary, Tutorialchannel.com. The Company plans on producing additional titles in the mathematics field.

         Many of the Company's DVD's include colorful computer graphics and real life vignettes, certain of which are scripted by professional writers. The curriculum writers seek to augment comprehension of the materials by numerous examples, which are solved on a step by step basis. The curriculum invites interaction by requesting the viewer to pause and to solve designated problems before restarting the videotape to view the step by step solution.

     The Company has begun the development of an updated Algebra program, its most popular series. This new version is expected to be completed by the end of the summer and will feature flash technology and animation using an interactive format.

PRODUCT ACQUISITION

         In addition to developing its own math products, the Company purchases or licenses products from third parties, such as the Reading Made Easy(TM) line.

THE MARKET

         GENERAL - Education is second only to health care in annual expenditures in the U.S. representing almost ten percent of GNP, $400 to $600 billion. Fully 40 percent of students encounter some difficulty at various times mastering mathematics and science. The loss of individualized instruction in many school districts places an additional burden on the home, requiring supplemental education products that are both informative and challenging.

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

         The Company's Math Made Easy and TutorialChannel.com website lies at the intersection of the consumer market for educational and developmental products for children, and the increasing acceptance of Internet-based commerce. Traditional retailers of educational products, including mass market retailers, typically lack a focus on education, do not evaluate the products they offer and may not understand the development needs of individual children.

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

         The recently enacted Federal education legislation known as "no child will be left behind" promises to open up a significant new channel for the Company to market its educational products and on-line services to the school system. The government is currently allocating over $600,000,000 per year to fund tutorial subsidies in the United States.

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

         EDUCATION AND THE INTERNET - As a result of a number of societal trends, including constraints on school budgets and the increasing use of standardized tests, many parents are taking a more active role in their children's education. In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly purchasing educational books, toys and games, and software over the Internet.

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

         SUPPLEMENTAL EDUCATION AT HOME - The Company believes that parents are increasingly concerned about the quality of their children's education and are seeking to supplement the existing curricula. In particular, they are seeking to use computers and DVD players now found in most homes for educational purposes. In addition, the Company believes that adults going back to school to prepare for career moves or promotions are an ever growing potential market for its educational DVD's. The Company has found that its primary customers are parents with children in the educational system. The Company's efforts to date have resulted in a database of more than 500,000 names, of which 300,000 ordered product, and approximately 200,000 names of potential customers.

         The Company believes that its online tutorial services make it an attractive source for schools and college sales. The Company has hired two salespeople to make sales calls in this regard.

         In the fiscal year ended February 28, 2006, consumer videotape and DVD sales and school videotape and DVD sales constituted approximately 90%, and 10% of total educational sales, respectively. For the fiscal year ended February 28, 2006, consumer sales and school sales constituted approximately 85% and 15% of total sales, respectively.

SALES, MARKETING AND DISTRIBUTION

         The Company sells its programs on DVD to schools and consumers. The Company maintains an in house sales force and is able to convert generally 25% of its leads into customers. As the Company continues to expand its sales force it will seek out new Internet advertising opportunities to increase its volume of leads.

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

         Credit cards are the preferred method of payment. Customer credit cards are either billed in full or in partial monthly payments. The Company also offers consumers who do not wish to use their credit card another means of payment; an automatic check debit, in which the customer is shipped the merchandise after the customer submits to the Company their bank name and checking account routing number.

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

RETURNS, GUARANTY AND WARRANTY POLICIES

         The Company offers its customers a 90 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its sales efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include increasing the appeal of the Company's products by designing more attractive packaging, and enclosing with its shipments full color catalogues and parent guides. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. The Company has accrued approximately $55,000, included in accrued expenses, for potential refunds as of February 28, 2006. See "Risk Factors."

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

PROPRIETARY RIGHTS

         The Company has received certificates of registration with the United States Trademark Office for the following trademarks: MATH MADE EASY, PASSPORT TO MATH SUCCESS, LEARNING TRENDS, AND REAL LIFE MATH. The Company has filed applications with the United States Trademark Office for the registration of READING MADE EASY, through which the Company will sell Company produced products, as well as products thaT the Company buys from outside sources.

EMPLOYEES

         As of June 13, 2006, the Company had 26 employees, of whom 2 were executive officers, 20 were engaged in sales, and 3 were in marketing, support and administrative staff. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

                                  RISK FACTORS

         The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report. Financial Condition of the Company; History of Losses; Going Concern Qualification in Certified Public Accountant's Report; Company Highly Leveraged.

HISTORY OF OPERATING LOSSES

         The Company has experienced significant losses from operations since inception. It experienced losses of $448,688 and $433,056 for the fiscal years ended February 28, 2006 and February 29, 2005. As of February 28, 2006, the Company had a working capital deficit of $5,977,384 and an accumulated deficit of $19,670,468. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2006, the Company had outstanding investor loans and advances aggregating $2,251,379, of which $726,390 may be converted into equity. All of these notes payable are either due on demand, or are due and payable in the coming fiscal year ended February 28, 2007. There can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from its independent public accountants, that includes an explanatory paragraph describing the uncertainty as to the ability of the Company to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation" and "Consolidated Financial Statements."

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

FUTURE ISSUANCES OF STOCK; DILUTION TO CURRENT STOCKHOLDERS

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 15,374,348 shares of Common Stock and as of June 12, 2006, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.05 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

RETURNS

         The Company typically experiences returns of approximately 25% which is standard for the industry. The Company has accrued approximately $55,000, included in accrued expenses, for potential refunds as of February 28, 2006.


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

LIMITED PRODUCT LINE

         In the fiscal year ended February 28, 2006, most of the Company's educational sales were from the Math Made Easy(TM) product line. The Company is currently selling its math programs in both videotape, DVD, and CD Rom formats. Many of the educational product companies have reconfigured their videotape based programs into interactive computer software. The Company has plans to do this as well but may lack the financing to successfully complete this project.

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

TURNOVER RATE

         Recruiting, training and retaining qualified salespeople is essential for the Company. There is a high turnover rate among salespeople as a result of the frustration of the sales process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of salespeople involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of salespeople for its level of advertisements and the number of clients it is servicing. Too many advertisements may overwhelm the salespeople while too few advertisements may lead to a drop in the commissions, which will cause the salespeople to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its salespeople. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of salespeople.

COMPETITION

         The Company's educational DVD offerings compete with a variety of software related tutorials of well established companies, who market their materials in computer software related stores. These companies typically provide a significant advertising budget to support their retail sales programs. In addition, the Company's self help tutorial programs compete with local and national privately owned learning centers such as Sylvan Learning Corp as well as Kaplan's educational testing centers. These companies allocate many millions of dollars to support the branding of these centers. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than our Company. The market is also characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing through Internet advertising, the Company recognizes that the Internet currently hosts many other educational and children related sites that include competitive educational software. This could diminish demand for the Company's products.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS

         As of February 28, 2006, the Company had federal net operating loss carryforwards of approximately $12,850,000, portions of which expire yearly through 2026 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

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


ITEM 2.  PROPERTIES

         The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500 is scheduled to expire in February, 2006. In October, 2006 the Company opened a new sales facility in Lakewood, NJ where it employs approximately 6 individuals.

ITEM 3.  LEGAL PROCEEDINGS

         The Company had made a settlement with one of its creditors that had begun litigation on January 6, 2000 in Superior Court, Judicial District of Stanford/Norwalk, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The Creditor sued the Company in the state of Connecticut but the court ruled that the creditor could not proceed with the suit in the State of Connecticut. This case has not been reopened by the creditors.

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

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2005 and 2006 and the initial quarter of the fiscal year ending February 28, 2007.

COMMON STOCK

                                         Bid Prices              Asked Prices
                                         ----------              ------------
                                       High        Low           High      Low
                                       ----        ---           ----      ---
Year Ending February 29, 2005
1st Quarter                            0.13       0.038         0.15      0.045
2nd Quarter                            0.132      0.04          0.20      0.055
3rd Quarter                            0.08       0.05          0.10      0.065
4th Quarter                            0.07       0.04          0.08      0.05


Year Ending February 28, 2006
1st Quarter                            0.06       0.035         0.08      0.042
2nd Quarter                            0.0511     0.21          0.07      0.03
3rd Quarter                            0.045      0.15          0.05      0.02
4th Quarter                            0.072      0.19          0.0799    0.02

Year Ending February 29, 2007
1st Quarter                            0.069      0.02          0.08      0.021

         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on June 14, 2006 were approximately $.08 and $.105, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

         The Company has not paid a cash dividend on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

SALES OF UNREGISTERED SECURITIES

         During the year ended February 28, 2006, the Company issued 2,100,000 shares for financial consulting and legal services. These shares were issued at market with prices ranging from $0.02 to $0.06 per share, for a total value of $64,500.

         During the year ended February 28, 2006 the Company issued 125,000 common shares valued at market of $0.03 per share for obtaining a one year extension on the due date of a note payable. In addition to the stock issued for the extension of the due date, the Company granted the note holder a warrant to purchase 125,000 shares of common stock at $0.10 per share. These warrants were granted on December 31, 2005, are exercisable upon issuance and have a five year life. The Company has valued these warrants under a Black-Scholes option-pricing model. The total value assigned to these warrants was $3,700 recorded as financing costs.

         During the year ended February 28, 2006, the Company issued warrants to two financial consultants to purchase a total of 600,000 shares of common stock at $0.10 per share. These warrants were granted on June 1, 2005, are exercisable upon issuance and have a two year life. The Company has valued these warrants under a Black-Scholes option-pricing model. The total value assigned to these warrants was $21,900 recorded as a non-cash financing charge.

         During the year ended February 28, 2005 the Company issued 3,880,000 shares of common Stock attached to the issuance of $388,000 of Series "D" Unsecured Convertible Promissory notes. The Company received net proceeds of $313,000; the remaining $75,000 notes were issued as fees for securing these notes. These notes accrued interest at 10% per annum and were due two years from the date of issuance. The conversion of the notes was at the option of the note holder at the lesser of $0.50 per share or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. These shares along with the beneficial conversion feature of the note had been valued at $303,000 to be amortized over the life of the notes or until such time they are converted. All Series "D" note holders converted their notes at the time of issuance, and accordingly the Company issued an additional 3,880,000 shares of common stock valued at $388,000, and has fully amortized the deferred beneficial conversion of $303,000 as interest expense.

         During the year ended February 28, 2006 the Company also issued:
500,000 Common shares to liquidate certain trade payables valued at $35,000; the Company also issued 275,000 shares in payment of interest of $19,500; the Company also issued 465,000 shares in payment of professional services valued at $40,800. The Company also issued 4,000,000 common shares upon the exercise of options issued to the Company's President. These options shares valued at $0.01 per share, or $40,000, is for payment of accrued salaries to this officer. The Company also issued 1,500,000 common shares for consulting services of $195,000. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $46,041 has been earned in the year ended February 28, 2005. The Company also converted notes payable totaling $115,000 into 1,275,000 shares of common stock in the year ended February 28, 2005.

         These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         None of the above issuances involved underwriters, underwriting discounts. We relied upon Section 4(2) of the Securities Act of 1933, as amended, in offering these shares. We believed these exemptions were available because:

      o     We are not a blank check company;
      o     Total sales did not exceed $1,000,000;
      o Our officers or directors made all sales of our common stock to the above persons;
      o     Sales were not made by general solicitation or advertising;
      o Sales were made to persons with pre-existing relationships to the Company, our officers or directors; and
      o Sales were made to investors who were either accredited investors or who represented that they were sophisticated enough to evaluate the risks of the investment.

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

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 29, 2005. Net sales for the fiscal year ended February 28, 2006 were $1,135,880 compared to $878,381 in the fiscal year ended February 29, 2005. The increase in sales was related to the new sales office established in Lakewood, New Jersey, and to the increased advertising on the internet.

         Gross profit was $996,151 in 2006 compared to $729,624 in 2005. The gross profit as a percentage of sales increased to 87% from 83%. This was achieved through reduced prices on replications and product purchase.

         Selling, general and Administrative expenses were $1,203,794 in 2006 compared to $929,282 for 2005. Of these expenses, $64,500 of this expense pertained to issuance of stock for professional and consulting services.

         Loss from operations was $207,643 in 2006 compared to $199,658 in 2005. The operations of the Company remained fairly stable between the two periods, as the Company is attempting to transition itself for increased sales and updating their product mix for the up coming fiscal year.

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

         Interest expense was $241,045 in 2006 compared to $752,166 in 2005. A total of $29,350 of the interest expense in 2006 relates to: (i)The issuance of 125,000 shares of common stock for an extension of a due date on a note payable granted to the Company, valued at market for $3,750. (ii)The issuance of warrants to purchase 125,000 shares of common stock at $0.10 per share. These warrants were issued in connection with the previous loan extension. The warrants have a five year life from the date of issuance.(iii)In 2006 the Company issued warrants to financial consultants to purchase 600,000 shares of commons stock at an exercise price of $0.10 per share. These warrants and were valued using the Black-Scholes option pricing model. In 2005 a total of $582,l00 of interest expense related to non-cash items such as amortization of debt discount and the issuance of equity for interest. The interest expense of $582,100 in the year ended February 28, 2005 was offset by the cancellation of debt of $518,768 and mentioned in the prior paragraph, for a net total other expense of $233,398.

         Net loss was $448,688 in 2006 compared to $433,056 in 2005. The loss was fair consistent from year to year, as the Company is attempting to transition itself for increased sales and updating their product mix for the up coming fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES. The Company's cash and restricted cash increased to $2,654 at February 28, 2006 from $1,843 at February 28, 2005.

         Net cash provided from operating activities in 2006 was $2,355 compared to cash used in operating activities in the amount of $299,689 in 2005. This is primarily the result of the Company conserving cash with regards to payment of the accounts payable and accrued expenses.

         Net cash used in investing activities in 2006 was $34,044 compared to net cash used of $27,853 in 2005.

         Net cash provided from financing activities in 2005 was $32,500, compared to $327,813 in 2005. In the year ended February 28, 2005 the Company completed the issuance of $388,000 of Series "D" convertible notes , for which the Company received net proceeds of $313,000 for the issuance. The remaining $75,000 was issued as fees for securing these notes.

         During the year ended February 28, 2006 the Company issued 2,100,000 common shares valued between $0.02 and $0.06 per share in payment of professional services and consulting services; the Company also issued 125,000 shares valued at $.03 per share in payment of interest;

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

         The Company annual report from its independent public accountants, includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. The Company incurred net losses of approximately $449,000 and $433,000 during the years ended February 28, 2006 and 2005, respectively. In addition, the Company had an accumulated deficit of approximately $19,670,000 and a working capital deficit of approximately $5,977,000 as of February 28, 2006. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004, and approximating $500,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None


                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

         The officers and directors of the Company, as of May 28,2004, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               55            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                52            Director

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


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended February 29, 2006, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000.

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
Position       Year     Salary     Bonus        ($)          ($)             (#)          ($)           ($)
-----------------------------------------------------------------------------------------------------------------

Barry
Reichman(1)    2006    $100,000                                          1,000,000
               2005    $100,000     -0-         -0-          -0-                 -         -             -

----------
(1) Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

         (1) This chart assumes a market price of $0.05 for the Common Stock, the approximate closing market price for the Company's Common Stock in the over the counter market, as of February 28, 2006 as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices, which the Company believes to have been determined based on the fair market value of the Common Stock as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock. See "Item 5-Market Price of Common Equity and Related Stockholder Matters" and "Executive Compensation-Stock Option Plan."

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Barry Reichman, Anne Reichman and Harold Reichman pursuant to which they are paid annual base salaries of $100,000, $50,000 and $75,000, respectively. These employment agreements require the issuance of options to these employees at the market price.

STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options to purchase not more than an aggregate of 350,000 shares of Common Stock, subject to adjustment under certain circumstances. Such options may be Incentive Stock Options ("ISO") within the meaning of the Internal Revenue Code of 1986, as amended, or Non-Qualified Options ("NQO"). The Stock Option Plan expired on March 31, 2004. The Company has granted 279,953 options under the Stock Option Plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of June 12, 2006, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 1214 East 15th Street Brooklyn, NY 11230

 Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    13,270,592                28.5

Anne Reichman (1)                     13,270,592                28.5

Mike Lee (2)                           2,300,000                 6.1

Josh B. Scheinfeld
  and Steve G. Martin (3)              4,453,611                11.4

All officers and directors
  as a group (2 persons)(4)           13,270,592                28.5

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

(1) Mr. and Mrs. Reichman are husband and wife. Mr. Reichman is an officer and director of the Company. Mrs. Reichman is a director of the Company. Includes options to purchase up to 5,224,967 shares granted to Mr. Reichman, options to purchase up to 4,025,000 shares granted to Mrs? Reichman, and 4,020,625 shares owned by Mr. Reichman.

(2) The address for Michael Lee is 14 Woodbridge Rd Hingham, MA 02043 Includes warrants to purchase 300,000 shares of common stock granted to Mr. Lee

(3) The address for Josh Scheinfeld and Steve Martin is 222 Merchandise Mart Plaza Suite 9-112 Chicago, IL 60654. Includes warrants to purchase 1,625,000 shares of common stock.

(4)      See Footnotes 1 and 2 above.


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

                                    EXHIBITS

3.1      Certificate of Incorporation, as amended (1)
3.2      By-Laws (1)
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company (1)
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate (1)
10.1     Form of 1995 Stock Option Plan (1)
16.1     Letter  re change in certifying accountant (2)
21.0     List of Subsidiaries (3)
31 Certification of Barry Reichman pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Barry Reichman pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-88494) effective April 13, 1995.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

(3)      Filed Herewith


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Sherb & Co, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Sherb & Co, LLP in 2005 and 2004 were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for Fiscal Years ended February 28, 2006 and 2005 were $25,500 and $21,000 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.


All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MULTI MEDIA TUTORIAL SERVICES, INC.

Dated: June 15, 2006             By: /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer,
                                     Chief Financial Officer and Director

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

                                     /S/ Barry Reichman
                                     -------------------------------------------
                                     Barry Reichman, Chief Executive Officer
                                     Chief Financial Officer and Director

                                     /S/ Anne Reichman
                                     -------------------------------------------
                                     Anne Reichman, Director

                              FINANCIAL STATEMENTS
                                February 28, 2006


                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                        NUMBER
                                                                      ----------
Financial Statements

       Report of Independent Registered Public Accounting Firm        F-1

       Consolidated Balance Sheet                                     F-2

       Consolidated Statements of Operations                          F-3

       Consolidated Statements of Stockholders' Deficit               F-4

       Consolidated Statements of Cash Flows                          F-5

       Notes to Consolidated Financial Statements                     F-6 - F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.

We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc., as of February 28, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended February 28, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Media Tutorial Services, Inc. as of February 28, 2006, and the consolidated results of its operations and its cash flows for the years ended February 28, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America,

The accompanying consolidated financial statements have been prepared assuming the Multi-Media Tutorial Services, Inc will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of approximately $19,670,000. The Company has incurred net losses of approximately $449,000 and $433,000 for the years period ended February 28, 2006 and 2005, respectively. Additionally, the Company has a working capital deficiency at February 28, 2006 of approximately $5,977,000. The Internal Revenue Service has imposed a tax lien on substantially all of the Company's assets, as the Company is in arrears on payments of payroll taxes of approximately $631,000. These factors, among others, raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                                /s/ Sherb & Co, LLP
                                                --------------------------------
                                                    Sherb & Co, LLP
                                                    Certified Public Accountants

New York, New York
June 12, 2006


                                                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                            AND SUBSIDIARY
                                                                CONSOLIDATED BALANCE SHEET
                                                                         February 28, 2006
------------------------------------------------------------------------------------------

                                          ASSETS

CURRENT ASSETS
     Cash                                                                    $      2,654
     Accounts receivable, less allowance for
         doubtful accounts of $33,902                                             123,044
     Inventory, net                                                                 7,425
     Prepaid expenses                                                              10,998
                                                                             ------------
         Total current assets                                                     144,121

FURNITURE AND EQUIPMENT, net                                                       17,155
INTANGIBLE ASSETS, net                                                             57,014
OTHER ASSETS                                                                        3,000
                                                                             ------------

                                                                             $    221,290
                                                                             ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Notes payable                                                           $  2,251,379
     Accounts payable and accrued expenses                                      3,239,334
     Payroll taxes payable                                                        630,792
                                                                             ------------
         Total Current Liabilities                                              6,121,505
                                                                             ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                              --
     Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                              --
     Common stock, $0.0001 par value
         100,000,000 shares authorized
         36,770,667 shares issued and outstanding                                   3,678
     Additional paid-in capital                                                13,766,575
     Accumulated deficit                                                      (19,670,468)
                                                                             ------------
         Total Stockholders' Deficit                                           (5,900,215)
                                                                             ------------

                                                                             $    221,290
                                                                             ============


 The accompanying notes are an integral part of these consolidated financial statements.





                                                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                            AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------

                                                                For the Year Ended
                                                                   February 28,
                                                        ---------------------------------
                                                            2006                 2005
                                                        ------------         ------------

NET SALES                                               $  1,135,880         $    878,381
COST OF SALES                                                139,729              148,757
                                                        ------------         ------------
GROSS PROFIT                                                 996,151              729,624

SELLING, GENERAL AND ADMINISTRATIVE                        1,203,794              929,282
                                                        ------------         ------------

LOSS FROM OPERATIONS                                        (207,643)            (199,658)
                                                        ------------         ------------

OTHER INCOME (EXPENSE)
      Cancellation of Debt                                        --              518,768
      Interest Expense                                      (241,045)            (752,166)
                                                        ------------         ------------
           Total other income (expense)                     (241,045)            (233,398)
                                                        ------------         ------------

NET LOSS                                                $   (448,688)        $   (433,056)
                                                        ============         ============

BASIC AND DILUTED LOSS PER SHARE                        $      (0.01)        $      (0.02)
                                                        ============         ============

WEIGHTED-AVERAGE SHARES OUTSTANDING -
      Basic and Diluted                                   35,719,914           28,506,105
                                                        ============         ============


  The accompanying notes are an integral part of these consolidated financial statements.




                                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                      AND SUBSIDIARY
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                                 Common Stock                            Additional
                                          ---------------------------     Deferred        Paid-In      Accumulated
                                             Shares         Amount      Compensation      Capital        Deficit          Total
                                          ------------   ------------   ------------    ------------   ------------    ------------

Balance, February 29, 2004                  18,770,667          1,877             --      12,537,726    (18,788,724)     (6,249,121)
    Issuance of common stock with
       Series D financing and beneficial
       Conversion feature                    3,880,000            388             --         302,612             --         303,000
    Issuance of common stock upon
       Conversion of Series D debt           3,880,000            388             --         387,612             --         388,000
    Common Stock Issued for:
       Consulting                            1,500,000            150        (65,000)        194,850             --         130,000
       Cashless exercise of Options
            For services                     4,000,000            400             --          39,600             --          40,000
       Interest                                275,000             28             --          19,472             --          19,500
       Services                                465,000             46             --          40,754             --          40,800
       Payment of accounts payable             500,000             50             --          34,950             --          35,000
       Conversion of note payable            1,275,000            128             --         115,372             --         115,500
    Amortization of deferred compensation           --             --         46,041              --             --          46,041
    Net Loss                                        --             --             --              --       (433,056)       (433,056)
                                          ------------   ------------   ------------    ------------   ------------    ------------
Balance, February 28, 2005                  34,545,667          3,455        (18,959)     13,672,948    (19,221,780)     (5,564,336)
    Common Stock issued for:
       Extension of loan payable               125,000             13             --           3,737             --           3,750
       Services                              2,100,000            210             --          64,290             --          64,500
    Warrants to purchase stock issued for:
       Extension of loan payable                    --             --             --           3,700             --           3,700
       Services                                 21,900             --         21,900
    Amortization of deferred compensation           --             --         18,959              --             --          18,959
    Net Loss                                        --             --             --              --       (448,688)       (448,688)
                                          ------------   ------------   ------------    ------------   ------------    ------------

Balance, February 28, 2006                  36,770,667   $      3,678   $         --    $ 13,766,575   $(19,670,468)   $ (5,900,215)
                                          ============   ============   ============    ============   ============    ============


                       The accompanying notes are an integral part of these consolidated financial statements.




                                                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                           AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------

                                                                   For the Year Ended
                                                                       February, 28
                                                                 ------------------------
                                                                    2006          2005
                                                                 ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $(448,688)     $(433,056)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
        Depreciation and amortization                               36,030         28,994
        Loss on abandonment of fixed assets                             --          7,592
        Cancellation of debt                                            --       (518,768)
        Financing fees for convertible debt                             --         75,000
        Amortization of discount on debt                                --        303,000
        Amortization of deferred compensation                       18,959             --
        Common stock issued for:
           Extension for loan repayment                              3,750             --
           Services                                                 64,500        216,841
        Warrants to purchase common stock granted for:
           Extension of loan payable due date                        3,700             --
           Services                                                 21,900             --
Changes in Operating assets and Liabilities:
     Accounts receivable                                           (46,494)       (46,820)
     Inventories                                                     8,276         19,710
     Prepaid expenses and other assets                              (9,285)         5,048
     Accounts payable and accrued expenses                         356,942         42,770
     Payroll taxes payable                                          (7,235)            --
                                                                 ---------      ---------
Net cash provided by (used in) operating activities                  2,355       (299,689)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                            (9,345)       (10,979)
     Increase in intangibles                                       (24,699)       (16,874)
                                                                 ---------      ---------
Net cash used in investing activities                              (34,044)       (27,853)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                        32,500        327,813
                                                                 ---------      ---------
Net cash provided by financing activities                           32,500        327,813
                                                                 ---------      ---------

Net increase in cash                                                   811            271

CASH, BEGINNING OF PERIOD                                            1,843          1,572
                                                                 ---------      ---------

CASH, END OF PERIOD                                              $   2,654      $   1,843
                                                                 =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID                                               $      --      $      --
                                                                 =========      =========
     INCOME TAXES PAID                                           $      --      $      --
                                                                 =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued in settlement of accounts payable
        and accrued expenses                                     $      --      $  94,500
                                                                 =========      =========
     Common stock issued to settle debt                          $      --      $ 115,500
                                                                 =========      =========
     Common stock issued on conversion of convertible de$t              --      $ 388,000
                                                                 =========      =========


 The accompanying notes are an integral part of these consolidated financial statements.

                                           F-5

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 29, 2006
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

Multi-Media Tutorial Services, Inc., ("MMTS") a Delaware corporation, is engaged in the production and sales of educational videocassettes, CD's and DVD's through its wholly-owned subsidiaries Video Tutorial Services, Inc. ("VTS") and Math Channel, Inc. ("Math Channel"). VTS, a New York State corporation was established in 1985. Math Channel, a New York State corporation was established in December 2005 to provide tutorial one- on- one on line educational services. Henceforth VTS, Math Channel or MMTS are to be referred to as the "Company", unless reference is made to the respective company. The Company sells its educational products and services on the Internet via the Company's website, Mathmadeeasy.com and through its own inbound and outbound sales force.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of approximately $449,000 and $433,000 during the years ended February 28, 2006 and 2005, respectively. In addition, the Company had an accumulated deficit of approximately $19,670,000 and a working capital deficit of approximately $5,977,000 as of February 28, 2006. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004, and approximating $500,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. and its wholly-owned subsidiaries, VTS and Math Channel All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc is an affiliated company of the Company which handles the billing process for MMTS and VTS. All intercompany transactions have been eliminated.

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

Allowance for Doubtful Accounts
-------------------------------
The allowance for doubtful accounts is based on the Company's assessment of the collectibilty of customer accounts and the aging of the accounts receivable. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an allocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection, history and changes in the Company's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting date.

Inventory
---------
The cost of inventories is determined by the first-in, first-out method and is stated at the lower of cost or market. Inventories are composed primarily of videocassettes, CD's, DVD's, and textbooks. The Company has a reserve of $20,000 on inventory as of February 28, 2006.

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

Shipping and Handling Costs
----------------------------
The Company includes shipping and handling costs in cost of sales. Such costs were approximately $38,000 and $48,000 in the years ended February 28, 2006 and 2005 respectively.

Advertising
-----------
The Company uses direct-response media advertising, consisting primarily of Internet advertising. The Company expenses advertising costs as incurred. Advertising expense was $210,393 and $129,096 during the years ended February 28, 2006 and 2005, respectively.

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

Net Loss per Share
------------------
The Company utilizes SFAS No. 128, "EARNINGS PER SHARE." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended February 28, 2005 and February 29, 2004, the Company incurred net losses; therefore, basic and diluted loss per share are the same. The outstanding options excluded in the computation amounted to 12,824,343 and 15,374,353 at February 28, 2006 and 2005 respectively. The amount of shares upon conversion of convertible debt excluded in the computation amounted to approximately 8,500,000 at February 28, 2006.

Recent Accounting Pronouncements
---------------------------------
- In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, "an amendment of ARB No. 43, Chapter 4," "SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. SFAS 151 is not expected to have a significant impact on the Company's consolidated financial statements.

- In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company will implement SFAS 123R in the first quarter of fiscal 2006. The Company is evaluating the effect that SFAS 123R will have on future consolidated financial statements.

- In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition form nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company will implement SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. The Company is evaluating the effect that SFAS 123R will have on future consolidated financial statements.

- In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and the Company will adopt this standard in the first quarter of fiscal year end February 28, 2007. SFAS 153 is not expected to have a significant impact on the Company's consolidated financial statements.

- In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company will adopt SFAS 154 in fiscal year end February 28, 2007. SFAS 154 is not expected to have a significant impact on the Company's consolidated financial statements.

- In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 is not expected to have a significant impact on the companies consolidated financial statements.

-        In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140.
         This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on the Company's consolidated financial statements.

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment at February 28, 2006 consisted of the following:

           Furniture and fixtures                      $      55,965
           Office equipment                                   31,448
           Computer equipment                                185,865
                                                       -------------
                                                             273,278
           Less accumulated depreciation                     256,123
                                                       -------------
                                                       $      17,155
                                                       =============

Depreciation expense was $10,423 and $11,785 for the years ended February 28, 2006 and February 29, 2005, respectively.

Substantially all the assets collateralize debt due to a vendor in the amount of $49,500.

Additionally, the Internal Revenue Service has placed a tax lien on all the Company's assets to secure payment of payroll taxes in arrears approximating $500,000. The Company has submitted returns for the parent company, MMTS and its subsidiary, VTS upon advice of counsel. Thus far, the MMTS amended returns have been accepted. If the amended returns of the VTS are accepted as well, this will substantially reduce the Company's tax liability. There is no assurance, however, that these amended returns will be accepted.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets at February 28, 2006 consisted of the following:

           Master video production costs               $   1,143,505
           Web Site Development Costs                        110,822
           Software                                           22,747
           Patents and Copyrights                             22,088
                                                       -------------
                                                           1,299,162
           Less accumulated amortization                   1,242,148
                                                       -------------
                                                       $      57,014
                                                       =============

Amortization expense was $25,607 and $21,535 for the years ended February 28, 2006 and 2005 respectively.

Future amortization of intangible assets is expected to be as follows:


                   Year ended February 28,
                                  2007                 $              25,302
                                  2008                                14,464
                                  2009                                 8,559
                                  2010                                 8,559
                                  2011                                   130

NOTE 5 - NOTES PAYABLE

At February 28, 2006 the Company was obligated for the following:

         8-10% notes, unsecured, payable on demand. During the year ended
         February 28, 2006 the Company was loaned various advances totaling
         $32,500. These advances accrue interest based on an annualized rate of
         10% per annum. As with the other notes payable in this category, the
         notes are due upon demand                                                    $   1,322,313

         Non-interest bearing notes, unsecured, payable on demand                           202,676

         17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price can
         not be lower than $0.55 per share, or more than $3.55 per share                    250,000

         10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50 percent of the average closing bid during the five trading days prior
         to notice of conversion, but not lower than $.10 per share                         401,390

         10% convertible notes payable variously in 2006;
         the notes are convertible into common stock at the lesser of $.50 or
         50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the
         holder gives notice of conversion, but not lower than $.10 per share                75,000
                                                                                      -------------

                                                                                      $   2,251,379
                                                                                      =============

Certain of the above notes payable are from shareholders of the Company.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2006 accounts payable and accrued expenses consisted of the following:

         Trade payables                  $    944,095
         Accruals:
             Interest                       1,689,790
             Salaries                         451,140
             Other                            154,309
                                         ------------
                                         $  3,239,334
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

For the period ended February 28, 2005 and February 29, 2004, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the (loss) before provision for income taxes, the reconciliation is as follows:

                                                    Year Ended February 28,
                                                -------------------------------
                                                     2006              2005
                                                -------------     -------------

         Benefit computed at statutory rate     $     157,000     $     115,000
         Income tax benefit not utilized             (157,000)         (115,000)
                                                -------------     -------------
         Net income tax benefit                 $          --     $          --
                                                =============     =============

         The Company had a net operating loss carryforward for tax purposes totaling approximately $12,850,000 at February 28, 2006 expiring through the year 2026. Listed below are the tax effects of the items related to the Company's net tax asset.

         Tax benefit of net operating loss carryforward           $   4,507,000
         Valuation allowance Net deferred tax asset                  (4,507,000)
                                                                  -------------
                                                                  $          --
                                                                  =============


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments:

Operating Leases -

         In March, 2004 the Company entered into a two year operating lease at a new facility in Brooklyn, New York. The lease began on March 1, 2004 and expired on February 28, 2006. The Company is currently leasing this facility on a month to month basis.

         In November, 2005 the Company entered into a one year lease for office and distribution functions in Lakewood, New Jersey for the operation of their Math Channel subsidiary. This lease expires in November, 2006 and has monthly rental requirements of $1300.

         The Company rents additional storage capacity at a Brooklyn, New York facility. This rental arrangement has no lease and is on a month to month basis. This rental arrangement is approximately $350 per month.

         Net rent expense, for the above facilities was $39,400 and $29,426 for the years ended February 28, 2006 and 2005, respectively.

         The aggregate future minimum lease payments are as follows:

                  Year ended February 28,
                           2007                     $    11,700
                                                    -----------
                                                    $    11,700
                                                    ===========
Employment Agreements -

         The Company has employment agreements with their Chief Executive Officer (CEO), a Director and Operations Manager and the wife of the CEO, and the brother of the CEO. These employment agreements are in effect from January 1, 2005 through December 31, 2009. Total compensation for the CEO is set at $100,000 per year. For the operations manager the annual salary is $75,000. The brother of the CEO has waived his annual salary of $50,000 until such time that the Company is profitable. In addition, the Operations Manager and brother of the CEO were granted options to purchase up to 500,000 and 200,000 shares of Common Stock, respectively, at an exercise price equal to 50% of the market price of the Common Stock during the year end.

Contingencies:

         The Company is subject to litigation in the normal course of business, and claims may arise from time to time. Presently the Company is not aware of any pending or threatened litigation and has not provided a reserve or an accrual for any such contingencies.

         The Company has a significant amount of debt and notes payable that have been recorded. In certain instances, the Company has been involved, and may be involved in the future, in litigation due to non-payment of debt and notes payable.


NOTE 9  COMMON STOCK

- In July and August 2004 the Company issued $388,000 of Series "D" Unsecured Convertible Promissory Notes to various note holders. These notes accrued interest at 10% per annum and were due two years from the date of issuance. The Company received net proceeds of $313,000 from these notes. The remaining $75,000 was issued as fees for securing these notes. Attached to each note were 10 shares for each dollar of debt issued or 3,880,000 shares of common stock. These notes are convertible at the option of the holders at the lesser of $0.50 per share, or 50% of the average of the closing bid price on shares of the Company's common stock during the five day period prior to the note holder excising the conversion feature. The conversion price has a minimum conversion price of $0.10 per share. All note holders converted their notes immediately upon issuance of the notes. The total value of the stock issued was $388,000.

         The Company recorded a $303,000 discount on debt for the value of the 3,880,000 shares issued with the note and for the beneficial conversion feature. This discount was to have been amortized over the life of the note or until such time as the holder converted. The entire $303,000 has been recorded as interest expense.

- During the year ended February 28, 2005 the Company converted notes payable totaling $115,500 into 1,275,000 shares of common stock at an average price of $0.07 to $0.10 per share.

- During the year ended February 28, 2005 the Company issued 4,000,000 shares upon the exercise of options issued to the Company's President at $0.01 per share. This exercise price was used to reduce accrued salaries.

- During the year ended February 28, 2005 the Company issued 1,500,000 shares of common stock for consulting services of $195,000. Of these services $130,000 were for services previously performed. The remaining $65,000 was for future services and has been recorded as deferred compensation of which $46,041 has been earned in the year ended February 28, 2005, the remaining $18,959 was earned in the year ended February 28, 2006.

- During the year ended February 28, 2005, the Company issued 465,000 shares of common stock for legal services valued at $40,800, at an average price of $0.06 to $0.10 per share.

- During the year ended February 28, 2005, the Company issued 275,000 shares of common stock based on market prices, in payment of accrued interest of $19,500.

- During the year ended February 28, 2005, the Company issued 500,000 shares based on market prices, in payment of accounts payable totaling $35,000.

- During the year ended February 28, 2006, the Company issued 2,100,000 shares for financial consulting and legal services. These shares were issued at market with prices ranging from $0.02 to $0.06 per share, for a total value of $64,500.

- The Company issued 125,000 shares of common stock to a holder of a note payable to obtain a one year extension on the due date of the note to December 31, 2006. These shares were valued at market for $3,750 and are recorded as a non-cash financing charge.

         In addition to the issuance of common stock, the Company granted the note holder a warrant to purchase 125,000 shares of common stock at $0.10 per share. This warrants granted on December 31, 2005, is exercisable upon issuance and has a five year life. The Company has valued this warrant under a Black-Scholes option-pricing model. The total value assigned to these warrants was $3,700 recorded as financing costs. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 266%, risk-free interest rate of 4.35%, and an expected life of five years.

- During the year ended February 28, 2006, the Company issued warrants to two financial consultants to purchase a total of 600,000 shares of common stock at $0.10 per share. These warrants were granted on June 1, 2005, are exercisable upon issuance and have a two year life. The Company has valued these warrants under a Black-Scholes option-pricing model. The total value assigned to these warrants was $21,900 recorded as a non-cash financing charge. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 240%, risk-free interest rate of 3.50%, and an expected life of two years.


NOTE 10   STOCK WARRANTS AND OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended February 28, 2006 and 2005:

                                                          February 28,
                                                  ----------------------------
                                                     2006             2005
                                                  -----------      -----------

Net loss as reported                              $  (448,688)     $  (433,056)

Less: stock-based compensation expense
determined under fair-value based method              (15,403)         (57,750)
                                                  -----------      -----------

Pro Forma net loss                                $  (464,091)     $  (490,806)
                                                  -----------      -----------

Basic and diluted loss per common share:
      As reported                                 $     (0.01)     $     (0.02)
      Pro Forma                                   $     (0.01)     $     (0.02)


       The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended February 28, 2006 and 2005: dividend yields of 0% and 0%, respectively; expected volatility of 244% and 214% respectively; risk-free interest rates of 4.29% and 4.00%, respectively; and an average expected life of five years for both years. The weighted average fair value per option of options granted during the years ended February 28, 2006 and 2005 was $0.04 and $0.03, respectively.

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

The following summarizes the stock option transactions:

                                                                 Outside Option Plan
                                                               ------------------------
                                                 Weighted                      Weighted
                                Stock Options     Average      Stock Options   Average
                                 and Warrants    Exercise      and Warrants    Exercise
                                 Outstanding       Price       Outstanding      Price
                                 -----------     ---------     ----------     ---------

Balance at February 29, 2004      9,731,694      $   0.17      6,750,000      $   0.17

       Granted                      700,000          0.06        125,000          0.06
       Expired                           --            --       (182,341)         0.15
       Exercised                 (4,300,000)         0.01             --            --
                                 -----------     ---------     ----------     ---------
Balance at February 28, 2005      6,131,694          0.19      6,692,659          0.10

       Granted                    2,550,000          0.08             --           --
       Expired                           --            --             --           --
       Exercised                         --            --             --           --
                                 -----------     ---------     ----------     ---------
Balance at February 28, 2006      8,681,694      $   0.09      6,692,659      $   0.09
                                 ==========      =========     ==========     =========


The following table summarizes the outstanding and exercisable options as of February 28, 2006:

                                                   Weighted
                                                   Average           Weighted                                 Weighted
                                                  Remaining           Average                                 Average
                                 Number            Life in           Exercise              Number             Exercise
Range of exercise price       Outstanding           Years              Price             Exercisable           Price
------------------------    ----------------     -------------     --------------     -----------------    ---------------
     $0.01 - $0.06                7,500,000              5.45             $ 0.04             5,100,000             $ 0.05
     $0.07 - $0.10                5,800,000              4.80             $ 0.09             4,400,000             $ 0.09
     $0.12 - $0.25                1,595,000              3.63             $ 0.24             1,595,000             $ 0.24
     $0.30 - $0.90                  479,353              2.64             $ 0.41               479,348             $ 0.41
                            ----------------     -------------     --------------     -----------------    ---------------
                                 15,374,353              4.37             $ 0.09            11,574,348             $ 0.11

NOTE 11 - CANCELLATION OF DEBT

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

NOTE 12 - SUBSEQUENT EVENTS

On April 10, 2006, the Company issued 10% unsecured convertible debt in the amount of $50,000. Issued with the debt were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. The debt is convertible at of $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share.

Subsequent to February 28, 2006 the Company issued 250,000 shares of common stock at market, for payment of legal fees of $12,500.

Subsequent to February 28, 2006 the Company issued 400,000 shares of common stock upon the exercise of an option for $.01 per share.