Form 10QSB
period 2006-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2006-07-17
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF July 11, 2006 WAS 37,670,667 SHARES.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      MULTI-MEDIA TUTORIAL SERVICES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                         MAY 31, 2006 AND MAY 31, 2005
                                 (Unaudited)

       Consolidated Balance Sheet                                 F-1

       Consolidated Statements of Operations                      F-2

       Consolidated Statements of Cash Flows                      F-3

       Notes to Consolidated Financial Statements                 F-4 - F-7

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                    MAY 31, 2006
--------------------------------------------------------------------------------
                                                                     (Unaudited)

                                          ASSETS

CURRENT ASSETS

      Cash                                                         $        767
      Accounts receivable, less allowance for

          doubtful accounts of $27,824                                  109,798

      Inventories                                                         2,660

      Prepaid expenses                                                   12,254
                                                                   ------------
          Total current assets
                                                                        125,479
                                                                   ------------


FURNITURE AND EQUIPMENT, net                                             15,591

INTANGIBLE ASSETS, net                                                   62,823

LONG TERM PORTION OF PREPAID EXPENSES                                    80,208

OTHER ASSETS                                                              3,000
                                                                   ------------


                                                                   $    287,101
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Notes payable                                                $  2,375,379

      Accounts payable and accrued expenses                           3,246,098

      Payroll taxes payable                                             630,153
                                                                   ------------
          Total Current Liabilities
                                                                      6,251,630
                                                                   ------------

LONG TERM DEBT:

      Note Payable, net of discount of $4,982                            45,018

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
          1,000,000 shares authorized

          no shares issued and outstanding                                   --
      Preferred stock, Series B, $0.01 par value
          50 shares authorized

          no shares issued and outstanding                                   --
      Common stock, $0.0001 par value
          100,000,000 shares authorized

          37,670,667 shares issued and outstanding                        3,767

      Stock subscription receivable                                      (4,000)

      Additional paid-in capital                                     13,792,839

      Accumulated deficit                                           (19,802,153)
                                                                   ------------
          Total Stockholders' Deficit
                                                                     (6,009,547)
                                                                   ------------


                                                                   $    287,101
                                                                   ============


   The accompanying notes are an integral part of these consolidated financial statements.

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      FOR THE THREE MONTHS ENDED
--------------------------------------------------------------------------------
                                                  May 31,             May 31,
                                                   2006                2005
                                               ------------        ------------
                                                (Unaudited)        (Unaudited)


NET SALES                                      $    246,319        $    303,937

COST OF SALES                                        16,931              35,431
                                               ------------        ------------

GROSS PROFIT                                        229,388             268,506

SELLING, GENERAL AND ADMINISTRATIVE                 304,100             281,072
                                               ------------        ------------

LOSS FROM OPERATIONS                                (74,712)            (12,566)

INTEREST EXPENSE                                     56,973              52,773
                                               ------------        ------------

NET LOSS                                       $   (131,685)       $    (65,339)
                                               ============        ============

BASIC AND DILUTED LOSS PER SHARE               $      (0.00)       $      (0.00)
                                               ============        ============

WEIGHTED-AVERAGE SHARES OUTSTANDING              37,220,667          34,594,580
                                               ============        ============


   The accompanying notes are an integral part of these consolidated financial statements.
                                       F-2

                                                           MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                AND SUBSIDIARY
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    FOR THE THREE MONTHS ENDED
----------------------------------------------------------------------------------------------

                                                                       May 31,        May 31,
                                                                        2006           2005
                                                                      ---------      ---------
                                                                     (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                        $(131,685)     $ (65,339)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities

         Depreciation and amortization                                    7,857          6,550

         Amortization of deferred compensation expense                       --         16,350

         Amortization of debt discount                                      293             --
         Non-cash expense related to amortization of prepaid

             consulting expenses acquired with notes payable              7,292             --

         Non-cash expense related to stock based compensation             4,578
         Common stock payment of

             Services                                                        --          4,500
Changes in Operating assets and Liabilities:

      Accounts receivable                                                13,246         26,115

      Inventories                                                         4,765          7,823

      Prepaid expenses and other assets                                  (1,256)           280

      Accounts Payable and accrued expenses                              18,624          4,612
                                                                      ---------      ---------
Net cash (used in) provided by operating activities
                                                                        (76,286)           891
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of furniture and equipment                                    --           (175)

      Increase in intangibles                                           (12,101)        (7,178)
                                                                      ---------      ---------
Net cash used in investing activities
                                                                        (12,101)        (7,353)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of notes payable                            87,500         11,000

      Repayment of note payable                                          (1,000)            --
                                                                      ---------      ---------

Net cash provided by financing activities                                86,500         11,000
                                                                      ---------      ---------


Net (decrease) increase in cash                                          (1,887)         4,538


CASH, BEGINNING OF PERIOD                                                 2,654          1,843
                                                                      ---------      ---------


CASH, END OF PERIOD                                                   $     767      $   6,381
                                                                      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                                   $      --      $      --
                                                                      =========      =========

      INCOME TAXES PAID                                               $      --      $      --
                                                                      =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued:
         in settlement of accounts payable and accrued
         expenses                                                     $  12,500      $      --
                                                                      =========      =========

         with debt                                                    $   5,275      $      --
                                                                      =========      =========

         exercise of option / stock subscription receivable           $   4,000      $      --
                                                                      =========      =========
      Debt issued for

         Consulting services                                          $  87,500      $      --
                                                                      =========      =========

            The accompanying notes are an integral part of these consolidated financial statements.

                                           F-3



                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     FOR THE THREE MONTHS ENDED MAY 31, 2006 AND
                             FOR THE THREE MONTHS ENDED MAY 31, 2005 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB ending February 28, 2006.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of approximately $19,802,000 and a working capital deficiency of approximately $6,126,000 at May 31, 2006. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. and its wholly-owned subsidiaries, VTS and Math Channel All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc. is an affiliated company of the Company which handles the billing process for MMTS and VTS. All intercompany transactions have been eliminated.

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

Cash and cash equivalents
-------------------------

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

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

Stock Based Compensation
------------------------

Effective March 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2007 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) would include quarterly amortization related to stock-based awards granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options were granted subsequent to March 1, 2006. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of March 1, 2006, 14,474,348 million options with a weighted average exercise price of $0.10 and a weighted average remaining life of approximately 4.18 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3.75 years to 4.5 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.

                                           For the Three Months Ended
                                                    May 31,
                                              -------------------
                                              2006          2005
                                              ----          ----
         Risk free interest rate ..........     *           4.35%
         Expected life ....................     *          10 yrs
         Dividend rate ....................     *           0.00%
         Expected volatility ..............     *            244%
         ---------

         * The company did not grant any option during the three months ended May 31, 2006.

The Company recorded $4,578 of compensation expense, net of related tax effects, relative to stock options for the quarter ended May 31, 2006 in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is approximately ($0.00) and ($0.00), respectively.

No stock options were granted or exercised during the three months ended May 31, 2006. As of May 31, 2006, there is approximately $71,573 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 4.125 years.

The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the three months ended May 31, 2005, if the company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

                                                                  For the Three
                                                                   Months Ended
                                                                   May 31, 2005
                                                                  --------------
Net loss available to common shareholders, as reported ...........  $ (65,339)

Deduct: total stock-based employee compensation determined
    under fair value based method for all awards, net of
    related tax effects ..........................................     (3,609)
                                                                    ---------
Pro-forma net loss available to common shareholders ..............  $ (68,948)
                                                                    =========

Earnings per share:
    Basic and diluted- as reported ...............................  $   (0.00)
                                                                    =========
    Basic and diluted- pro-forma .................................  $   (0.00)
                                                                    =========

Recent Accounting Pronouncements
---------------------------------

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


NOTE 3 - NOTES PAYABLE

At May 31, 2006 the Company was obligated for the following:

Short-Term Notes Payable:
-------------------------

         8-10% notes, unsecured, payable on demand. During the year ended
         February 28, 2006 the Company was loaned various advances totaling
         $32,500. These advances accrue interest based on an annualized rate of
         10% per annum. As with the other notes payable in this category, the
         notes are due upon demand                                                    $   1,322,313

         Non-interest bearing notes, unsecured, payable on demand                           201,676

         17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price can
         not be lower than $0.55 per share, or more than $3.55 per share                    250,000

         10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50 percent of the average closing bid during the five trading days prior
         to notice of conversion, but not lower than $.10 per share                         401,390

         10% convertible notes payable variously in 2006;
         the notes are convertible into common stock at the lesser of $.50 or
         50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the
         holder gives notice of conversion, but not lower than $.10 per share                75,000


         On April 10, 2006, the Company issued demand notes totaling $37,500 accruing interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes. 37,500

         On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.
         The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the three months ended May 31, 2006 the Company has
         expensed $7,292 of this prepaid expense.                                            87,500

                                                                                      -------------
                                                                                      $   2,375,379
                                                                                      ==============






Long-Term Note Payable:
-------------------------

        On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E"
        notes. Issued with the debt were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the three months ended May 31, 2006 the Company amortized $293 of this debt discount. The debt is convertible at of $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share.
        This note, including accrued interest, is due and payable on or before
        April 10, 2009, and is classified as long term debt.                          $      50,000

                                                                                      -------------
                                                                                             50,000
          Less: Unamortized portion of Debt Discount                                         (4,982)
                                                                                      --------------
                                                                                      $      45,018
                                                                                      ==============

Certain of the above notes payable are from shareholders of the Company.


NOTE 4 - COMMON STOCK

- In April 2006, the Company issued 250,000 shares of common stock at a market price of $0.05 per share, for payment of previously accrued legal fees of $12,500.

- In April 2006, the Company issued 400,000 shares of common stock upon the exercise of options for $0.01 per share. The Company is awaiting proceeds from this option exercise, expected in the second quarter of the year ended February 28, 2007. The Company has recorded this stock issuance as a stock subscription receivable of $4,000.


NOTE 5 - COMMITMENTS

In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company will issue 500,000 shares of common stock subsequent to May 31, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2006 AND 2005, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED MAY 31, 2006 AND 2005.

         Net sales for the fiscal quarter ended May 31, 2006 (the "2006 Period") were $246,319 compared to $303,937 in the fiscal quarter ended May 31, 2005 (the "2005 Period"). The Company elected to scale back its advertising expenditures during the spring quarter ended May 31, 2006 which resulted in lower sales for the period. This course of action was based upon what appears to have been a temporary surge in on-line advertising rates which would have further increased lead acquisition costs resulting in unprofitable sales and a higher net loss for the period.

         Gross profit was $229,388 in the 2006 Period compared to $268,506 in the 2005 Period. Lower sales resulted in lower gross profit. The Gross profit as a % of sales went from 88% for the May 31, 2005 quarter to 93% for the May 31, 2006 quarter. The increase in gross profit as a percent of sales is a result of lower duplication costs for the Company's programs.

         General and administrative and Selling and marketing expenses were $304,100 in the 2006 Period compared to $281,072 for the 2005 Period. During this period, the Company's marketing and personnel costs were somewhat higher than those incurred in the quarter ended May 31, 2005.

          Net Loss from operations was $74,712 in the 2006 period compared to $12,566 in the 2005 period. This is a result of some of the factors mentioned above, such as lower sales, combined with an increase in marketing and personnel expenses in the quarter ended May 31, 2006.

       Interest expense was $56,973 in the 2006 period as compared to $52,773 in the 2005 period. The Company has entered into new notes payable subsequent to May 31, 2005, resulting in increased interest expense for the May 31, 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES.

         At May 31, 2006, the Company had a working capital deficiency of approximately $6,126,000. In addition, the Company continues to suffer recurring losses and has an accumulated deficit of approximately $19,802,000. In addition, the Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     The report of our independent registered auditors on our consolidated financial statements for the years ended February 28, 2006 and February 29, 2005 contains an explanatory paragraph, which indicates that we have incurred losses and have a working capital deficiency. This report raises substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

         The Company's cash was $767 at May 31, 2006 compared to $6,381 at May 31, 2005.

         Net cash used in operating activities in 2006 was $76,286 compared to net cash provided by operating activities of $891 in 2005.

         Net cash used in investing activities in 2006 was $12,101 compared to net cash used of 7,353 in 2005.

         Net cash provided from financing activities in 2006 was $86,500, compared to $11,000 in 2004.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended February 28, 2006 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principals. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of May 31, 2006, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter and three months ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

- On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E" notes. Issued with the debt were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the three months ended May 31, 2006 the Company amortized $293 of this debt discount. The debt is convertible at of $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10, 2009, and is classified as long term debt.

- On April 10, 2006, the Company issued demand notes totaling $37,500 accruing interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.

- On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes. The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the three months ended May 31, 2006 the Company has expensed $7,292 of this prepaid expense.

- In April 2006, the Company issued 250,000 shares of common stock at a market price of $0.05 per share, for payment of previously accrued legal fees of $12,500.

- In April 2006, the Company issued 400,000 shares of common stock upon the exercise of options for $0.01 per share. The Company is awaiting proceeds from this option exercise, expected in the second quarter of the year ended February 28, 2007. The Company has recorded this stock issuance as a stock subscription receivable of $4,000.

All of the above shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") in view of the following:

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

                                            MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: July 17, 2006                     By: /S/ Barry Reichman
                                            -----------------------------------
                                            Barry Reichman
                                            Chief Executive Officer and
                                            Chief Financial Officer