Form 10QSB
period 2006-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2006-10-19
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                        Commission file number: 001-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
            --------------------------------------------------------
            (NAME OF SMALL BUSINESS ISSUER SPECIFIED IN ITS CHARTER)

                    DELAWARE                              73-1293914
        ---------------------------------            -------------------
          (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)            Identification No.)

                 1214 EAST 15TH STREET BROOKLYN, NEW YORK 11230
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  718-951-1383
                                  ------------
                (Issuer's telephone number, including area code)

                                    NO CHANGE
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

                                   COPIES TO:
                              THE SOURLIS LAW FIRM
                            VIRGINIA K. SOURLIS, ESQ.
                                  THE GALLERIA
                                 2 BRIDGE AVENUE
                           RED BANK, NEW JERSEY 07701
                                 (732) 530-9007
                               WWW.SOURLISLAW.COM
                               ------------------

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                              Name of each exchange
                Title of each class            on which registered
                -------------------            -------------------
                       NONE                            NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, $0.0001 PAR VALUE PER SHARE
                               REDEEMABLE WARRANTS
                               -------------------
                                (Title of Class)

CHECK WHETHER THE ISSUER: (i) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (ii) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF October 13, 2006 WAS 39,770,667 SHARES.

TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [ X ]


FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                             FOR THE QUARTERS ENDED
                       AUGUST 31, 2006 AND AUGUST 31, 2005




Consolidated Balance Sheet (unaudited)                                 F-1

Consolidated Statements of Operations (unaudited)                      F-2

Consolidated Statements of Cash Flows (unaudited)                      F-3

Notes to Consolidated Financial Statements (unaudited)                 F-4 - F-9


                                                                           MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                              AND SUBSIDIARIES
                                                                                    CONSOLIDATED BALANCE SHEET
                                                                                               August 31, 2006
---------------------------------------------------------------------------------------------------------------
                                                                                                   (Unaudited)
                                                     ASSETS

CURRENT ASSETS
      Accounts receivable, less allowance for
          doubtful accounts of $24,473                                         $                        78,263
      Inventories                                                                                        4,043
      Prepaid expenses                                                                                  12,254
                                                                                   ----------------------------
          Total current assets                                                                          94,560
                                                                                   ----------------------------

FURNITURE AND EQUIPMENT, net                                                                            16,226
INTANGIBLE ASSETS, net                                                                                  59,265
LONG TERM PORTION OF PREPAID EXPENSES                                                                   69,271
OTHER ASSETS                                                                                             5,600
                                                                                   ----------------------------

                                                                               $                       244,922
                                                                                   ============================

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash deficit                                                             $                        10,486
      Notes payable                                                                                  2,411,379
      Accounts payable and accrued expenses                                                          3,312,387
      Payroll taxes payable                                                                            628,318
                                                                                   ----------------------------
          Total Current Liabilities                                                                  6,362,570
                                                                                   ----------------------------

LONG TERM DEBT:
      Note Payable, net of discount of $4,542                                                           45,458
                                                                                   ----------------------------

STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
          1,000,000 shares authorized
          no shares issued and outstanding                                                                   -
      Preferred stock, Series B, $0.01 par value
          50 shares authorized
          no shares issued and outstanding                                                                   -
      Common stock, $0.0001 par value
          100,000,000 shares authorized
          39,770,667 shares issued and outstanding                                                       3,977
      Stock subscription receivable                                                                    (4,000)
      Deferred compensation                                                                           (22,500)
      Additional paid-in capital                                                                    13,913,707
      Accumulated deficit                                                                         (20,054,290)
                                                                                   ----------------------------
          Total Stockholders' Deficit                                                              (6,163,106)
                                                                                   ----------------------------

                                                                               $                       244,922
                                                                                   ============================


       The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                                                              MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                 AND SUBSIDIARIES
                                                                                            CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------

                                                               For the Three Months Ended             For the Six Months Ended
                                                                       August 31,                            August 31,
                                                                 2006               2005               2006              2005
                                                            --------------     --------------     --------------    --------------
                                                              (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)


NET SALES                                                 $       177,280    $       221,192    $       423,599   $       525,129

COST OF SALES                                                      24,135             34,358             41,066            69,789
                                                            --------------     --------------     --------------    --------------

GROSS PROFIT                                                      153,145            186,834            382,533           455,340

SELLING, GENERAL AND ADMINISTRATIVE                               346,091            294,496            650,191           575,568
                                                            --------------     --------------     --------------    --------------

LOSS FROM OPERATIONS                                             (192,946)          (107,662)          (267,658)         (120,228)

INTEREST EXPENSE                                                  (59,190)           (50,681)          (116,163)         (103,454)
                                                            --------------     --------------     --------------    --------------

NET LOSS                                                  $      (252,136)   $      (158,343)   $      (383,821)  $      (223,682)
                                                            ==============     ==============     ==============    ==============

BASIC AND DILUTED LOSS PER SHARE                          $         (0.01)   $         (0.00)   $         (0.01)  $         (0.01)
                                                            ==============     ==============     ==============    ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING                            38,655,450         34,939,145         37,938,058        34,766,863
                                                            ==============     ==============     ==============    ==============




                 The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                                                                 MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                    AND SUBSIDIARIES
                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                                                                 For the Six Months Ended
                                                                                        August 31,

                                                                             2006                        2005
                                                                      --------------------         ------------------
                                                                          (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                      $            (383,821)       $          (223,682)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
         Depreciation and amortization                                             15,714                     14,734
         Amortization of prepaid contract for service                              18,229                          -
         Amortization of deferred compensation                                      7,500                          -
         Amortization of discount on debt                                             733                     18,959
         Stock based compensation                                                  21,657                          -
         Common stock payment of
             Services                                                              74,000                     64,500
Changes in Operating assets and Liabilities:
      Accounts receivable                                                          44,781                     (8,411)
      Inventories                                                                   3,382                     10,378
      Prepaid expenses and other assets                                            (1,256)                    (8,020)
      Accounts Payable and accrued expenses                                        83,077                    138,820
                                                                      --------------------         ------------------
Net cash (used in) provided by operating activities                              (116,004)                     7,278
                                                                      --------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                          (3,581)                    (1,606)
      Increase in intangibles                                                     (13,455)                   (14,578)
      Security deposit on new facility                                             (2,600)                         -
                                                                      --------------------         ------------------
Net cash used in investing activities
                                                                                  (19,636)                   (16,184)
                                                                      --------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                                     123,500                     11,000
      Repayment of principal of note payable                                       (1,000)                         -
      Cash deficit                                                                 10,486                          -
                                                                      --------------------         ------------------
Net cash provided by financing activities                                         132,986                     11,000
                                                                      --------------------         ------------------

Net (decrease) increase in cash                                                    (2,654)                     2,094

CASH, BEGINNING OF PERIOD                                                           2,654                      1,843
                                                                      --------------------         ------------------

CASH, END OF PERIOD                                                 $                   -       $              3,937
                                                                      ====================         ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      INTEREST PAID                                                 $                   -       $                  -
                                                                      ====================         ==================
      INCOME TAXES PAID                                             $                   -       $                  -
                                                                      ====================         ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued:
         Settlement of accounts payable and accrued expense         $              12,500       $                  -
                                                                      ====================         ==================
         with issuance of debt                                      $               5,275       $                  -
                                                                      ====================         ==================
         Exercise of option / stock subscription receivable         $               4,000       $                  -
                                                                      ====================         ==================
         deferred compensation paid in common stock                 $              30,000       $                  -
                                                                      ====================         ==================
         services                                                   $              74,000       $                  -
                                                                      ====================         ==================
      Debt issued for:
         Prepaid consulting services                                $              87,500       $                  -
                                                                      ====================         ==================


                 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                F-3

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 28, 2006.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of approximately $20,054,000 and a working capital deficiency of approximately $6,268,000 at August 31, 2006. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. ("MMTS") and its wholly-owned subsidiaries, Video Tutorial Services, Inc. ("VTS") and Math Channel, Inc. ("Math Channel"). All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc. is an affiliated company of the Company which handles the billing process for MMTS and VTS. All intercompany transactions have been eliminated.

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

Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of August 31, 2006, there are 1,500,000 options with a weighted average exercise price of $0.07 and a weighted average remaining life of approximately 8.83 years, remaining outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3.50 years to 4.25 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award.

When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.

                              For the Three Months     For the Six Months Ended
                                Ended August 31,              August 31,
                           ------------------------   --------------------------
                              2006          2005         2006            2005
                           ----------    ----------   ----------      ----------

Risk free interest rate      5.00 %        3.99 %       5.00 %          3.99 %
Expected life                10 yrs       2.5 yrs.      10 yrs         2.5 yrs.
Dividend rate                0.00 %        0.00 %       0.00 %          0.00 %
Expected volatility           248 %         244 %        248 %           244 %

During the three months ended August 31, 2006 the Company granted options for the 250,000 shares to the Company CEO and President at an exercise price of $0.06 per share. These options were valued at $0.05 per share, or $12,500, based on the Black-Scholes assumptions as stated in the table above These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative for the three and six months ended August 31, 2006. The Company recorded $17,078 and $21,657 of compensation expense, net of related tax effects, relative to stock options for the quarter and six months ended August 31, 2006, respectively, in accordance with SFAS 123R. Included in such expense is the $12,500 expense related to the granting of options to the Company's President and CEO. Net loss per share basic and diluted for this expense is approximately ($0.00) and ($0.00), respectively.

During the three months ended August 31, 2006 the Company granted options for the 250,000 shares to the Company CEO and President at an exercise price of $0.06 per share. As of August 31, 2006, there is approximately $66,995 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 4.125 years.

The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the three and six months ended August 31, 2005, if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123(R).

                                                                                     For the Three        For the six
                                                                                      Months Ended        Months Ended
                                                                                       August 31,          August 31,
                                                                                          2005                2005
                                                                                    ---------------      --------------
Net loss available to common shareholders, as reported                            $       (158,343)    $      (223,682)
Deduct:       total stock-based employee compensation determined under fair
                value based method for all awards, net of related tax effects               (3,609)            (7,217)
                                                                                    ---------------      --------------
Pro-forma net loss available to common shareholders                               $       (161,952)    $      (230,899)
                                                                                    ===============      ==============
Earnings per share:
              Basic and diluted- as reported                                      $          (0.00)    $         (0.01)
                                                                                    ===============      ==============
              Basic and diluted- pro-forma                                        $          (0.00)    $         (0.01)
                                                                                    ===============      ==============

RECENT ACCOUNTING PRONOUNCEMENTS

On March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on the Company's consolidated financial statements.

In September 2005, the FASB issued FASB Statement No. 157 ("FAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently assessing the impact FAS 157 will have on future financial statements once it is adopted.

NOTE 4 - NOTES PAYABLE

On August 31, 2006 the Company was obligated for the following short term, or due upon demand, notes payable:

     10% notes, unsecured, payable on demand. These advances
     accrue interest based on an annualized rate of 10% per
     annum. During the year ended February 28, 2006 the
     Company was loaned $32,500 under these terms.                $  572,313

     8% notes, unsecured, payable on demand. These advances
     accrue interest based on an annualized rate of 8% per
     annum.                                                          750,000

     Non-interest bearing notes, unsecured, payable on demand        201,676

     17% convertible unsecured notes payable on demand; the
     notes are convertible into common stock at a price of
     $1.2656 per share or an alternate conversion of 75% of
     the closing bid for the first five trading days prior to
     conversion. The alternate conversion price can not be
     lower than $0.55 per share, or more than $3.55 per share        250,000

     10% convertible unsecured notes, payable on demand. The
     notes are convertible into common stock at a price of
     the lesser of $.50 or 50 percent of the average closing
     bid during the five trading days prior to notice of
     conversion, but not lower than $.10 per share                   401,390

     10% convertible notes payable variously in 2006; the
     notes are convertible into common stock at the lesser of
     $.50 or 50% of the average of the closing bid price in
     the over the counter market during the five business
     days ending on the day before the holder gives notice of
     conversion, but not lower than $.10 per share                    75,000

     On April 10, 2006 and August 17, 2006, the Company
     issued demand notes totaling $37,500 and $36,000,
     respectively. These notes accrue interest at 10% per
     annum. In lieu of cash payment the Company may redeem
     these notes, and any accrued interest, with the issuance
     of Series E unsecured convertible promissory notes.              73,500

     On April 10, 2006, the Company issued demand notes
     totaling $87,500 for consulting services to be performed
     by the note holders over a twenty-four month period,
     subsequent to the issuance of these notes payable. These
     notes accrue interest at 10% per annum. In lieu of cash
     payment the Company may redeem these notes, and any
     accrued interest, with the issuance of Series E
     unsecured convertible promissory notes. The Company has
     recorded the issuance of these notes payable for
     consulting services as a prepaid expense of $87,500 that
     is being expensed over the twenty four month period of
     the consulting agreement. During the three months and
     six months ended August 31, 2006, the Company has
     expensed $7,292 and $18,229, respectively, of this
     prepaid expense.                                                 87,500

                                                                   ----------

                                                                  $ 2,411,379
                                                                   ==========

LONG-TERM NOTE PAYABLE:

On August 31, 2006 the Company was obligated for the following long-term notes payable:

     On April 10, 2006, the Company issued a 10% unsecured
     convertible promissory note in the amount of $50,000,
     referred to as "Series E" notes. Issued with the debt
     were 250,000 shares of the Company's common stock value
     at $5,275, which the Company recorded as a discount on
     debt that is being amortized and expensed as interest
     over the life of the debt, or until such time as the
     debt is converted. During the three months and six
     months ended August 31, 2006, the Company amortized $293
     and $733, respectively, of this debt discount. During
     the three months ended May 31, 2006 the Company
     amortized $293 of this debt discount. The debt is
     convertible at $.50 per share or 50 percent of the
     average closing bid during the five trading days prior
     to the note holder giving notice of conversion, but not
     lower than $.10 per share. This note, including accrued
     interest, is due and payable on or before April 10,
     2009, and is classified as long term debt.                       50,000
                                                                   ----------
                                                                      50,000
     Less: Unamortized portion of Debt Discount                       (4,542)
                                                                   ----------
                                                                      45,458
                                                                   ==========

Certain of the above shot term, due upon demand, and long-term notes payable are from shareholders of the Company.

NOTE 5 - COMMON STOCK

- In April 2006, the Company issued 250,000 shares of common stock at a market price of $0.05 per share, for payment of previously accrued legal fees of $12,500.

- In April 2006, the Company issued 400,000 shares of common stock upon the exercise of options for $0.01 per share. The Company is awaiting proceeds from this option exercise. The Company has recorded this stock issuance as a stock subscription receivable of $4,000.

- In July and August 2006, the Company issued 1,600,000 shares of common stock at market prices ranging from $0.04 - $0.05 per share, for payment of consulting and legal services, of $74,000.

- In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company issued 500,000 shares of common stock on June 1, 2006. These shares were issued at the market price of $0.06 per share. The Company recorded deferred compensation for the entire issuance to be earned over the one year consulting period. During the three and six months ended August 31, 2006, the Company expensed $7,500 of this deferred compensation.

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

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED AUGUST 31, 2006 AND 2005.

Net sales for the six months ended August 31, 2006 were $423,599 compared to $525,129 for the six months ended August 31, 2005. The Company elected to scale back its advertising expenditures during the period ended August 31, 2006 which resulted in lower sales overall for the six months ended August 31, 2006. This course of action was based upon a surge in on-line advertising rates which would have further increased lead acquisition costs resulting in unprofitable sales and a higher net loss for the six months ended August 31, 2006. The Company is pursuing other areas where it can get leads on a more efficient basis.

Gross profit was $382,533 for the six months ended August 31, 2006 compared to $455,340 for the six months ended August 31, 2005. Lower sales resulted in lower gross profit.

General and administrative and Selling and marketing expenses were $650,191 for the six months ended August 31, 2006 compared to $575,568 for the six months ended August 31, 2005. During the six months ended August 31, 2006, the Company incurred additional consulting expenses in an effort to improve advertising effectiveness, and implemented FAS 123(R), thereby expensing the fair value of options granted for their proportional share vested during the six months ended August 31, 2006. The Company was not required to be in compliance with FAS 123(R) for the six months ended August 31, 2005. Net Loss from operations was $267,658 for the six months ended August 31, 2006 compared to $120,228 for the six months ended August 31, 2005. This is a result of some of the factors mentioned above, such as lower sales, combined with an increase in marketing and personnel expenses for the six months ended August 31, 2006.

Interest expense was $116,163 for the six months ended August 31, 2006 as compared to $103,454 for the six months ended August 31, 2005. The Company has entered into new notes payable subsequent to August 31, 2005, resulting in increased interest expense for the six months ended August 31, 2006.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED AUGUST 31, 2006 AND 2005.

Net sales for the fiscal quarter ended August 31, 2006 were $177,280 compared to $221,192 in the fiscal quarter ended August 31, 2005. The Company elected to scale back its advertising expenditures during the spring quarter ended May 31, 2006 which resulted in lower sales for the quarter ended August 31, 2006. This course of action was based upon a surge in on-line advertising rates which would have further increased lead acquisition costs resulting in unprofitable sales and a higher net loss for the period. The Company is pursuing other areas where it can get leads on a more efficient basis.

Gross profit was $153,145 in the quarter ended August 31, 2006 compared to $186,834 in the quarter ended August 31, 2005. General and administrative and Selling and marketing expenses were $346,091 in the quarter ended August 31, 2006 compared to $294,496 for the quarter ended August 31, 2005 Period. During the August 31, 2006 quarter, the Company incurred additional consulting expenses in an effort to improve advertising effectiveness and implemented FAS 123(R), thereby expensing the fair value of options granted for their proportional share vested in the quarter ended August 31, 2006. The Company was not required to be in compliance with FAS 123(R) for the quarter ended August 31, 2005. Net Loss from operations was $192,946 in the quarter ended August 31, 2006 compared to $107,662 in the quarter ended August 31, 2005. This is a result of some of the factors mentioned above, such as lower sales, combined with an increase in marketing and personnel expenses in the quarter ended August 31, 2006.

Interest expense was $59,190 in the quarter ended August 31, 2006 period as compared to $50,681 in the quarter ended August 31, 2005. The Company has entered into new notes payable subsequent to August 31, 2005, resulting in increased interest expense for the August 31, 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES.

At August 31, 2006, the Company had a working capital deficiency of approximately $6,268,000. In addition, the Company continues to suffer recurring losses and has an accumulated deficit of approximately $20,054,000. In addition, the Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and tutorial services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful nor that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

The report of our independent registered auditors on our consolidated financial statements for the years ended February 28, 2006 and February 29, 2005 contains an explanatory paragraph, assuming that the Company will continue as a going concern. The report mentioned that we have incurred losses, have an accumulated deficit and have a working capital deficiency. In addition the report mentioned the on-going situation with the IRS regarding payroll taxes in arrears. This report raised substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

The Company had a cash deficit of $10,486 as of August 31, 2006 compared to cash of $2,654 as of February 28, 2006 and cash of $3,937 as of August 31, 2005.

Net cash used in operating activities during the six months ended August 31, 2006 was $116,004, compared to net cash provided by operating activities of $7,278 for the six months ended August 31, 2005.

Net cash used in investing activities during the six months ended August 31, 2006 was $19,636 compared to net cash used in investing activities of $16,184 for the six months ended August 31, 2005.

Net cash provided by financing activities during the six months ended August 31, 2006 was $132,986, compared to net cash provided by financing activities of $11,000 for the six months ended August 31, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of August 31, 2006, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter and six months ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to a claim for Federal employee withholding and unemployment taxes for approximately, $500,000 which the Company is disputing. With regard to the Federal payroll taxes, the Company has received notice of a levy in the amount of $83,448 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company is in the process of filing a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

- On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E" notes. Issued with the debt were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the three and six months ended August 31, 2006 the Company amortized $293 and $733, respectively, of this debt discount. The debt is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10, 2009, and is classified as long term debt.

- On April 10, 2006 and August 17, 2006, the Company issued demand notes totaling $37,500 and $36,000, respectively. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.

- On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes. The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the three and six months ended August 31, 2006 the Company amortized $293 and $733, respectively During the three months ended May 31, 2006 the Company has expensed $7,292 of this prepaid expense.

- In April 2006, the Company issued 250,000 shares of common stock at a market price of $0.05 per share, for payment of previously accrued legal fees of $12,500.

- In April 2006, the Company issued 400,000 shares of common stock upon the exercise of options for $0.01 per share. The Company is awaiting proceeds from this option exercise. The Company has recorded this stock issuance as a stock subscription receivable of $4,000.

- In July and August 2006, the Company issued 1,600,000 shares of common stock at market prices ranging from $0.04 - $0.05 per share, for payment of consulting and legal services, of $74,000.

- In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company issued 500,000 shares of common stock on June 1, 2006. These shares were issued at the market price of $0.06 per share. The Company recorded deferred compensation for the entire issuance to be earned over the one year consulting period. During the three and six months ended August 31, 2006, the Company expensed $7,500 of this deferred compensation.

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

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(a)      Exhibits:


*3.1     Certificate of Incorporation, as amended

*3.2     By-Laws

31       Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002.

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002

* Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-88494), as filed with the Securities and Exchange Commission, effective April 13, 1995.

                                   SIGNATURES

In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: October 18, 2006                  By: /s/ Barry Reichman
                                        -----------------------------------
                                        Barry Reichman
                                        Chief Executive Officer and
                                        Chief Financial Officer