Form 10QSB
period 2006-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2007-01-17
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006
                                       OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF January 13, 2006 WAS 39,770,667 SHARES.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTERS AND NINE MONTHS ENDED
                     NOVEMBER 30, 2006 AND NOVEMBER 30, 2005




Consolidated Balance Sheet (unaudited)                                 F-1

Consolidated Statements of Operations (unaudited)                      F-2

Consolidated Statements of Cash Flows (unaudited)                      F-3

Notes to Consolidated Financial Statements (unaudited)                 F-4 - F-9

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               NOVEMBER 30, 2006
--------------------------------------------------------------------------------
                                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS
      Accounts receivable, less allowance for
         doubtful accounts of $24,473                              $     58,119
      Inventories                                                         4,450
      Prepaid expenses                                                   12,254
                                                                   ------------
         Total current assets                                            74,823
                                                                   ------------

FURNITURE AND EQUIPMENT, net                                             14,112
INTANGIBLE ASSETS, net                                                   57,964
LONG TERM PORTION OF PREPAID EXPENSES                                    58,334
OTHER ASSETS                                                              5,100
                                                                   ------------

                                                                   $    210,333
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash deficit                                                 $     13,769
      Notes payable                                                   2,444,189
      Accounts payable and accrued expenses                           3,393,573
      Payroll taxes payable                                             629,970
                                                                   ------------
         Total Current Liabilities                                    6,481,501
                                                                   ------------

LONG TERM DEBT:
      Note Payable, net of discount of $4,102                            45,898
                                                                   ------------
STOCKHOLDERS' DEFICIT
      Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                    --
      Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                    --
      Common stock, $0.0001 par value
         100,000,000 shares authorized
         39,770,667 shares issued and outstanding                         3,977
      Stock subscription receivable                                      (4,000)
      Deferred compensation                                             (15,000)
      Additional paid-in capital                                     13,928,535
      Accumulated deficit                                           (20,230,578)
                                                                   ------------
         Total Stockholders' Deficit                                 (6,317,066)
                                                                   ------------

                                                                   $    210,333
                                                                   ============

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                                          MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                             AND SUBSIDIARIES
                                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------

                                            For the Three Months Ended           For the Nine Months Ended
                                                   November 30,                         November 30,
                                         -------------------------------       -------------------------------
                                             2006               2005              2006                2005
                                         ------------       ------------       ------------       ------------
                                         (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
NET SALES                                $    160,362       $    275,369       $    583,961       $    800,498

COST OF SALES                                  14,433             21,714             55,499             91,503
                                         ------------       ------------       ------------       ------------

GROSS PROFIT                                  145,929            253,655            528,462            708,995

SELLING, GENERAL AND ADMINISTRATIVE           262,250            251,531            912,441            827,099
                                         ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                (116,321)             2,124           (383,979)          (118,104)
                                         ------------       ------------       ------------       ------------

OTHER EXPENSE
      Interest Expense                        (59,967)           (51,917)          (176,130)          (155,371)
                                         ------------       ------------       ------------       ------------
            Total other expense               (59,967)           (51,917)          (176,130)          (155,371)
                                         ------------       ------------       ------------       ------------

NET LOSS                                 $   (176,288)      $    (49,793)      $   (560,109)      $   (273,475)
                                         ============       ============       ============       ============

BASIC AND DILUTED LOSS PER SHARE         $      (0.00)      $      (0.00)      $      (0.01)      $      (0.01)
                                         ============       ============       ============       ============

WEIGHTED-AVERAGE SHARES OUTSTANDING        39,770,667         36,645,667         38,544,485         35,388,576
                                         ============       ============       ============       ============

           The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                          AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------

                                                                  For the Six Months Ended
                                                                        November 30,
                                                                 -------------------------
                                                                    2006            2005
                                                                 ---------       ---------
                                                                (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                   $(560,109)      $(273,475)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities
         Depreciation and amortization                              14,848          23,478
         Amortization of prepaid contract for service               29,166              --
         Amortization of deferred compensation                      15,000              --
         Amortization of discount on debt                            1,173          18,959
         Stock based compensation                                   36,485              --
         Common stock payment of
             Services                                               74,000          64,500
Changes in Operating assets and Liabilities:
      Accounts receivable                                           64,925         (23,897)
      Inventories                                                    2,975           9,205
      Prepaid expenses and other assets                             (1,256)         (8,085)
      Other assets                                                  (2,100)             --
      Accounts Payable and accrued expenses                        165,915         196,481
                                                                 ---------       ---------
Net cash (used in) provided by operating activities               (158,978)          7,166
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                               --          (8,524)
      Increase in intangibles                                      (12,755)        (19,578)
                                                                 ---------       ---------
Net cash used in investing activities                              (12,755)        (28,102)
                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of notes payable                      156,310          21,000
      Repayment of principal of note payable                        (1,000)             --
      Cash deficit                                                  13,769              --
                                                                 ---------       ---------
Net cash provided by financing activities                          169,079          21,000
                                                                 ---------       ---------

Net increase in cash                                                (2,654)             64

CASH, BEGINNING OF PERIOD                                            2,654           1,843
                                                                 ---------       ---------

CASH, END OF PERIOD                                              $      --       $   1,907
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      INTEREST PAID                                              $      --       $      --
                                                                 =========       =========
      INCOME TAXES PAID                                          $      --       $      --
                                                                 =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued:

         Settlement of accounts payable and accrued expense      $  12,500       $      --
                                                                 =========       =========
         with issuance of debt                                   $   5,275       $      --
                                                                 =========       =========
         Exercise of option / stock subscription receivable      $   4,000       $      --
                                                                 =========       =========
         deferred compensation paid in common stock              $  30,000       $      --
                                                                 =========       =========
         services                                                $  74,000       $      --
                                                                 =========       =========
      Debt issued for:
         Prepaid consulting services                             $  87,500       $      --
                                                                 =========       =========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.



              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended February 28, 2007. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 28, 2006.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of approximately $20,231,000 and a working capital deficiency of approximately $6,317,000 at November 30, 2006. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of November 30, 2006, there are 1,500,000 options with a weighted average exercise price of $0.07 and a weighted average remaining life of approximately 8.58 years, remaining outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3.25 years to 4 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award.

When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.


                              For the Three Months      For the Nine Months Ended
                                Ended November 30,              November 30,
                           ------------------------     --------------------------
                              2006          2005           2006              2005
                           ----------    ----------     ----------       ----------
Risk free interest rate       4.46%           *        4.46% - 5.00%         3.99%
Expected life               10 yrs.           *           10 yrs.         2.5 yrs.
Dividend rate                 0.00%           *            0.00 %           0.00 %
Expected volatility            264%           *         248% - 264%          244 %

------------------
* - The company did not grant any
    Options during the three months
    ended November 30, 2005

During the quarter ended November 30, 2006 the Company granted options for 250,000 shares of the Company's common stock to the Company's CEO and President at an exercise price of $0.04 per share. These options were valued at $0.041 per share, or $10,250, based on the Black-Scholes assumptions as stated in the table above. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the three and nine months ended November 30, 2006.

During the quarter ended August 30, 2006 the Company granted options for 250,000 shares of the Company's common stock to the Company's CEO and President at an exercise prices of $0.06 per share. These options were valued at $0.05 per share, or $12,500, based on the Black-Scholes assumptions of a risk free interest rate of 5%, expected life of 10 years, a dividend rate of 0.00% and an expected volatility of 248%. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the nine months ended November 30, 2006.

The Company recorded $14,828 and $36,485 of compensation expense, net of related tax effects, relative to stock options for the quarter and nine months ended November 30, 2006, respectively, in accordance with SFAS 123R. Included in such expense for the quarter ended November 30, 2006 is the $10,250 expense related to the granting of options to the Company's President and CEO in the quarter ended November 30, 2006. Included in such expense for the nine months ended November 30, 2006 is the $10,250 and $12,500 expense related to the granting of options to the Company's President and CEO in the quarters ended November 30, 2006 and August 30, 2006, respectively. Net loss per share, basic and diluted, for SFAS 123R expense is approximately ($0.00) and ($0.00), for the quarter and nine months ended November 30, 2006, respectively.

As of November 30, 2006, there is approximately $62,418 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 4 years.

The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the three and nine months ended November 30, 2005, if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123(R).

                                                                       For the Three       For the nine
                                                                        Months Ended       Months Ended
                                                                         November 30,      November 30,
                                                                            2005               2005
                                                                       ---------------    -------------
Net loss available to common shareholders, as reported                  $    (49,793)     $  (273,475)
Deduct: total stock-based employee compensation determined under fair
       value based method for all awards, net of related tax effects          (3,609)         (10,826)
                                                                        --------------    ------------
Pro-forma net loss available to common shareholders                     $    (53,402)     $  (284,301)
                                                                        ==============    ============
Earnings per share:
              Basic and diluted- as reported                            $      (0.00)     $     (0.01)
                                                                        ==============    ============
              Basic and diluted- pro-forma                              $      (0.00)     $     (0.01)
                                                                        ==============    ============

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109." FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN 48 prescribes specific criteria for the financial statement recognition and measurement of the tax effects of a position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of previously recognized tax benefits, classification of tax liabilities on the balance sheet, recording interest and penalties on tax underpayments, accounting in interim periods, and disclosure requirements. FIN 48 is effective for fiscal periods beginning after December 15, 2006. The Company is currently evaluating the impact, if any that the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157 ("FAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently assessing the impact FAS 157 will have on future financial statements once it is adopted.

NOTE 4 - NOTES PAYABLE

On November 30, 2006 the Company was obligated for the following short term, or due upon demand, notes payable:

          10% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 10% per annum. During the year ended February 28, 2006 the Company was loaned $32,500
          under these terms.                                                        $   572,313

          8% notes, unsecured, payable on demand. These advances accrue
          interest based on an annualized rate of 8% per annum.                         750,000

          Non-interest bearing notes, unsecured, payable on demand                      201,676

          17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price can
          not be lower than $0.55 per share, or more than $3.55 per share               250,000

          10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or
          50 percent of the average closing bid during the five trading days
          prior to notice of conversion, but not lower than $.10 per share              401,390

          10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder
          gives notice of conversion, but not lower than $.10 per share                  75,000

          During the nine months ended November 30, 2006, the Company issued at various times, demand notes totaling $106,310. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of
          Series E unsecured convertible promissory notes.                              106,310

          On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.
          The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the three and nine months ended November 30, 2006, the Company expensed $7,500 and $15,000, respectively, of this
          deferred compensation.                                                         87,500
                                                                                    -----------
                                                                                    $ 2,444,189
                                                                                    ===========


LONG-TERM NOTE PAYABLE:

On November 30, 2006 the Company was obligated for the following long-term notes payable:

         On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E"
         notes. Issued with the debt were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the three and nine months ended November 30, 2006 the Company amortized
         $440 and $1,173, respectively, of this debt discount. The debt is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10,
         2009, and is classified as long term debt.                                      50,000
                                                                                    -----------
                                                                                         50,000
         Less: Unamortized portion of Debt Discount                                      (4,102)
                                                                                    -----------
                                                                                         45,898
                                                                                    ===========

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

- In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company issued 500,000 shares of common stock on June 1, 2006. These shares were issued at the market price of $0.06 per share. The Company recorded deferred compensation for the entire issuance to be earned over the one year consulting period. During the three and nine months ended November 30, 2006, the Company expensed $7,500 and $15,000, respectively, of this deferred compensation.

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

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005.

Net sales for the nine months ended November 30, 2006 were $583,961 compared to $800,498 for the nine months ended November 30, 2005. The Company elected to scale back its advertising expenditures during the period ended November 30, 2006 and maintained its advertising at the reduced level which resulted in lower sales overall for the nine months ended November 30, 2006. This course of action was based upon a surge in on-line advertising rates which would have further increased lead acquisition costs resulting in unprofitable sales and a higher net loss for the nine months ended November 30, 2006. The Company is pursuing other areas where it can get leads on a more efficient basis.

Gross profit was $528,462 for the nine months ended November 30, 2006 compared to $708,995 for the nine months ended November 30, 2005. Lower sales resulted in lower gross profit.

Selling, general and administrative expenses were $912,441 for the nine months ended November 30, 2006 compared to $827,099 for the nine months ended November 30, 2005. During the nine months ended November 30, 2006, the Company incurred additional consulting expenses in an effort to improve advertising effectiveness, and implemented FAS 123(R), thereby expensing the fair value of options granted for their proportional share vested during the nine months ended November 30, 2006. The Company was not required to be in compliance with FAS 123(R) for the nine months ended November 30, 2005. Net Loss from operations was $383,979 for the nine months ended November 30, 2006 compared to $118,104 for the nine months ended November 30, 2005. This is a result of some of the factors mentioned above, such as lower sales, combined with an increase in marketing and personnel expenses for the nine months ended November 30, 2006.

Interest expense was $176,130 for the nine months ended November 30, 2006 as compared to $155,371 for the nine months ended November 30, 2005. The Company has entered into new notes payable subsequent to November 30, 2005, resulting in increased interest expense for the nine months ended November 30, 2006.

RESULTS OF OPERATIONS FOR THE FISCAL QUARTERS ENDED NOVEMBER 30, 2006 AND 2005.

Net sales for the fiscal quarter ended November 30, 2006 were $160,362 compared to $275,369 in the fiscal quarter ended November 30, 2005. The Company elected to scale back its advertising expenditures during the spring quarter ended May 31, 2006 which resulted in lower sales for the quarters ended August 31, 2006 and November 30, 2006. This course of action was based upon a surge in on-line advertising rates which would have further increased lead acquisition costs resulting in unprofitable sales and a higher net loss for the period. The Company is pursuing other areas where it can get leads on a more efficient basis.

Gross profit was $145,929 in the quarter ended November 30, 2006 compared to $253,655 in the quarter ended November 30, 2005. Selling, general and administrative expenses were $262,250 in the quarter ended November 30, 2006 compared to $251,531 for the quarter ended November 30, 2005 Period. During the November 30, 2006 quarter, the Company incurred additional consulting expenses in an effort to improve advertising effectiveness and implemented FAS 123(R), thereby expensing the fair value of options granted for their proportional share vested in the quarter ended November 30, 2006. The Company was not required to be in compliance with FAS 123(R) for the quarter ended November 30, 2005. Net Loss from operations was $116,321 in the quarter ended November 30, 2006 compared to a gain of $2,124 in the quarter ended November 30, 2005. This is a result of some of the factors mentioned above, such as lower sales, combined with an increase in marketing and personnel expenses in the quarter ended November 30, 2006.

Interest expense was $59,967 in the quarter ended November 30, 2006 period as compared to $51,917 in the quarter ended November 30, 2005. The Company has entered into new notes payable subsequent to November 30, 2005, resulting in increased interest expense for the November 30, 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES.

At November 30, 2006, the Company had a working capital deficiency of approximately $6,407,000. In addition, the Company continues to suffer recurring losses and has an accumulated deficit of approximately $20,231,000. In addition, the Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company had a cash deficit of $13,769 as of November 30, 2006 compared to cash of $2,654 as of February 28, 2006 and cash of $3,937 as of November 30, 2005.

Net cash used in operating activities during the nine months ended November 30, 2006 was $158,978, compared to net cash provided by operating activities of $7,166 for the nine months ended November 30, 2005.

Net cash used in investing activities during the nine months ended November 30, 2006 was $12,755 compared to net cash used in investing activities of $28,102 for the nine months ended November 30, 2005.

Net cash provided by financing activities during the nine months ended November 30, 2006 was $169,079, compared to net cash provided by financing activities of $21,000 for the nine months ended November 30, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of November 30, 2006, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

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

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter and nine months ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

- On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E" notes. Issued with the debt were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the three and nine months ended November 30, 2006 the Company amortized $440 and $1,173, respectively, of this debt discount. The debt is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10, 2009, and is classified as long term debt.

- On April 10, 2006 and August 17, 2006, the Company issued demand notes totaling $37,500 and $36,000, respectively. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.

- On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes. The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the three and nine months ended November 30, 2006 the Company amortized $10,938 and $18,229, respectively.

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

- In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company issued 500,000 shares of common stock on June 1, 2006. These shares were issued at the market price of $0.06 per share. The Company recorded deferred compensation for the entire issuance to be earned over the one year consulting period. During the three and nine months ended November 30, 2006, the Company expensed $7,500 and $15,000, respectively, of this deferred compensation.

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




                                        MULTI-MEDIA TUTORIAL SERVICES, INC.

Date: January 16, 2007                  By: /s/ Barry Reichman
                                        -----------------------------------
                                        Barry Reichman
                                        Chief Executive Officer and
                                        Chief Financial Officer