Form 10KSB/A
period 2006-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2007-03-29
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                     73-1293914
              --------                                     ----------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

                 1214 East 15th Street Brooklyn, New York 11230
                 ----------------------------------------------
          (Address of principal executive offices, including zip code)

                                  718-758-3807
                                  -------------
                (Issuer's telephone number, including area code)


         Securities registered under Section 12(b) of the Exchange Act:

       Title of each class       Name of each exchange on which registered

               None                           Not Applicable
               ----                           --------------

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-KSB for the fiscal year ended February 28, 2006 as filed with the Securities and Exchange Commission on June 15, 2006 in response to comments received from the Commission regarding the omission of a certain required disclosure in the Form 10-KSB. We inadvertently omitted "Item 8A. Controls and Procedures" from our original filing of Form 10-KSB. Below is the required disclosure that was omitted.


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures - As of February 28, 2006, the Company carried out an evaluation, under the supervision and with the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, except as noted below, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. We believe that the deficiencies set forth below did not affect the accuracy of our financial statements in this report.

The Company's independent registered accounting firm has advised management that the following identified internal control deficiencies constitute a significant deficiency in the Company's internal control.

There is a lack of persuasive evidence of management oversight and review as compensatory control to address inadequate segregation of incompatible duties in certain areas of revenue and expenditure transaction cycles.

Management is aware that there is a perceived lack of persuasive evidence of management oversight and review in some areas. Measures are being taken to include documentation of management oversight and review as part of the appropriate functional procedures.

In addition, management failed to detect the inadvertent omission of this required "Item 8A - Controls and Procedures" disclosure in their originally filed 10-KSB for the year ended February 28, 2006. Management is aware of this failure and is taking measures to ensure that future periodic filings with the SEC are filed with all required disclosures.

Other than as discussed above, such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the year ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 13. EXHIBITS

EXHIBIT NO.                DESCRIPTION

         31 Certification of pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MULTI MEDIA TUTORIAL SERVICES, INC.


Dated: March 29, 2007               By: /S/ Barry Reichman
                                        ----------------------------------------
                                        Barry Reichman, Chief Executive Officer,
                                        Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of March 29, 2007 by the following persons on behalf of Registrant and in the capacities indicated.


Dated: March 29, 2007                   /S/ Barry Reichman
                                        ----------------------------------------
                                        Barry Reichman, Chief Executive Officer
                                        Chief Financial Officer and Director

                                        /S/ Anne Reichman
                                        ----------------------------------------
                                        Anne Reichman, Director