Form 10KSB
period 2007-02-28
MULTI MEDIA TUTORIAL SERVICES INC
filed 2007-06-12
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       -----------------------------------
            (Name of small business issuer specified in its charter)

           Delaware                                              73-1293914
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1214 East 15th Street, Brooklyn, New York                          11230
-----------------------------------------                          -----
(Address of Principal Executive Offices)                         (Zip Code)

                                 (718) 758-3807
                                 --------------
                           (Issuer's Telephone Number)

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


                    Common Stock, par value $0.0001 per share
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended February 28, 2007 were $787,088.

The number of shares outstanding of the issuer's Common Stock as of June 8, 2007 was 45,476,917 shares. The aggregate market value of the Common Stock totaling 41,956,292 shares held by non-affiliates, based on the approximate average of the bid and asked prices of $0.13 per share as of June 8, 2007 was $5,454,318.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                Table of Contents

                                                                                       PAGE
                                                                                       ----
PART I
          Item 1.  Description of Business.                                              3
                   Risk Factors.                                                        11
          Item 2.  Description of Property.                                             12
          Item 3.  Legal Proceedings.
          Item 4.  Submission of Matters to a Vote of Security Holders.                 12

PART II
          Item 5.  Market for Common Equity, Related Stockholder Matters and
                   Small Business Issuer Purchases of Equity Securities.                13
          Item 6.  Management's Discussion and Analysis or Plan of Operation.           14
          Item 7.  Financial Statements.                                                20
          Item 8.  Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.                                            20
          Item 8A. Controls and Procedures.                                             20
          Item 8B. Other Information.                                                   21

PART III
          Item 9.  Directors, Executive Officers, Promoters, Control Persons and
                   Corporate Governance; Compliance with Section 16(a) of the
                   Exchange Act.                                                        21
          Item 10. Executive Compensation.                                              22
          Item 11. Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters.                          24
          Item 12. Certain Relationships and Related Transactions, and Director
                   Independence.                                                        25
          Item 13. Exhibits.                                                            26
          Item 14. Principal Accountant Fees and Services.                              26
SIGNATURES                                                                              27

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



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL
-------

         Multi-Media Tutorial Services, Inc., a Delaware corporation formed in 1994, (the "Company"), produces, acquires and distributes a variety of products to educational institutions and consumers using direct marketing through Internet advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape, DVD and CD Rom for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes, DVD's,CD Roms and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics DVD's available.

         The Company has developed a website, TutorialChannel.com which incorporates various on-line products and services, among them interactive test taking practice, streaming video featuring the Math Made Easy courseware and on-line tutoring. The Tutorial Channel enables parents to obtain personalized live on-line tutoring for their children in the comfort of their home at prices significantly lower than traditional tutoring. The Company employs tutors who have graduated in mathematics and performed at the top of their class. The Company plans on promoting its online services through a redesigned website and internet advertising. The Company plans on promoting its online services through a redesigned website and internet advertising.

         The Company currently offers online tutoring services to its customers and has acquired several hundred paid subscriptions. The average current subscription price for these customers is $29.95 per month which includes the Company's on line testing service and a limited number of tutoring sessions.

         The Company has developed an online test preparation division. This entails online preparation for the standardized tests such as SAT, PSAT and ACT. The Company expects to begin marketing this service in the upcoming fall season.

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

PRODUCTS
--------

         The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" DVD's and ancillary material for direct sale to consumers via direct marketing primarily through internet advertising. See "Sales Marketing & Distribution."

CURRENT PRODUCTS
----------------

         The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college level. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape or DVD lesson reviews, accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes or DVD's at a price of $200. Sets of five videotapes are sold to schools at a price of $279, and the Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include DVD's and workbooks. The Company purchases these products at discounted rates from the respective manufacturers or distributors and then distributes them through the Company's direct marketing division. The average reading consumer order consists of five videotapes or DVD's at a price of $200 for each order.

PRODUCT DEVELOPMENT
-------------------

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

PRODUCT ACQUISITION
-------------------

         In addition to developing its own math products, the Company purchases products from third parties.

THE MARKET
----------

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

         The Federal education legislation known as "No Child Left behind" promises to open up a significant new channel for the Company to market its educational products and on-line services to the school system. In April, 2007, the Company was by the Ohio State Department of Education to be an SES(supplemental educational services) provider as per the No Child Left Behind Program. The Company plans to research the marketing channels available to solicit students who qualify for this program. According to the U.S. Department of Education, the No Child Left Behind budget for the 2006-2007 school year is $23,478,807,000.

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

         HOME SCHOOLING MARKET - As the home schooling phenomenon continues to grow, the Company plans to direct its on-line teaching and tutorial services to meet the needs of these students. Often, home schoolers need supplemental review and tutorial services. The Company can satisfy the needs of these home schoolers through its online tutorial subscriptions which combine on-line live tutoring with its online test banks and practice exercises. The Company plans on initiating a focused internet advertising campaign targeted at home school parents.

         SAT PREP - The Company plans on initiating a focused advertising campaign utilizing search engine advertising and an internet public relations campaign to galvanize business for its on-line SAT Prep division. The Company expects the SAT prep to become a significant growth area in its total portfolio of tutorial services.

         The Company believes that its online tutorial services make it an attractive source for schools and college sales.

         In each of the fiscal years ended February 28, 2007 and 2006, consumer videotape and DVD sales and school videotape and DVD sales constituted approximately 90%, and 10%, respectively, of total educational sales.

SALES, MARKETING AND DISTRIBUTION
---------------------------------

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

         Credit cards are the preferred method of payment. Customer credit cards are either billed in full or in partial monthly payments. Schools are invoiced for their purchases. The Company also offers consumers who do not wish to use their credit card another means of payment; an automatic check debit, in which the customer is shipped the merchandise after the customer submits to the Company their bank name and checking account routing number.

PERSONNEL AND TRAINING
----------------------

         The Company believes that the quality of its employees is a key factor in its effort to develop a profitable sales business. All salespeople receive a detailed review of each product they will be selling. In addition, the Company trains its salespeople in the art of converting an inquiry into a sale. A salesperson is in training for approximately five days, prior to working on a full-time basis. Furthermore, the Company continually monitors sales conversations to assure quality and customer satisfaction. Compensation is based on a combination of salary and commission. See "Employees" and "Risk Factors."

RETURNS, GUARANTY AND WARRANTY POLICIES
---------------------------------------

         The Company offers its customers a 60 day money back guarantee during which period they may return the merchandise for an exchange or full credit. The Company believes that a money back guaranty policy is essential to the success of its sales efforts. In addition, management of the Company has implemented policies and procedures intended to minimize the number of returned products. These policies and procedures include increasing the appeal of the Company's products by designing more attractive packaging, and enclosing with its shipments full color catalogues and parent guides. In addition, the customer service department, which must be contacted before merchandise is returned, has been trained to specifically reduce returns. The Company has accrued approximately $23,000, included in accrued expenses, for potential refunds as of February 28, 2007. See "Risk Factors."

SEASONALITY
-----------

         The Company's educational sales business is highly seasonal. Demand falls off significantly during summer and mid-winter school vacation periods. This seasonality greatly affects the Company's advertising campaigns, which must be timed to coincide with the annual periods when demand is traditionally high.

ADVERTISING AVAILABILITY
------------------------

         In the Internet arena, as more advertisers compete for web customers, advertising prices may significantly increase, reducing the Company's profitability.

PROPRIETARY RIGHTS
------------------

         The Company has received certificates of registration with the United States Trademark Office for the following trademarks: MATH MADE EASY, PASSPORT TO MATH SUCCESS, LEARNING TRENDS, and REAL LIFE MATH.

COMPETITION
-----------

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

GOVERNMENT REGULATION
---------------------

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

EMPLOYEES
---------

         As of June 8, 2007, the Company had 20 employees, of whom two were executive officers, 14 were engaged in sales, and four were in marketing, support and administration. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company routinely retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

PROPERTY
--------

         The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500, expired in February, 2006. The Company is currently leasing this facility on a month-to-month basis. In November 2005, the Company opened a new sales facility in Lakewood, NJ where it employs approximately 6 individuals. This lease, which currently calls for monthly rent of $1,300, and is set to expire in November 2007.

                                  RISK FACTORS

         THE COMPANY'S BUSINESS INVOLVES A HIGH DEGREE OF RISK. SHAREHOLDERS AND INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED IN THIS REPORT.

WE HAVE A HISTORY OF OPERATING LOSSES.

         The Company has experienced significant losses from operations since inception. It experienced losses of approximately $823,000 and $449,000 for the fiscal years ended February 28, 2007 and 2006, respectively. As of February 28, 2007, the Company had a working capital deficit of approximately $6,358,000 and an accumulated deficit of approximately $20,494,000. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 28, 2007, the Company had outstanding investor loans and advances aggregating approximately $2,387,000, of which $726,000 may be converted into equity. All of these notes payable are either due on demand or past due, except for one note payable totaling $50,000 due in the fiscal year ended February 28, 2010. There can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from their independent public accountants, which includes an explanatory paragraph describing the uncertainty as to the ability of the Company to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation" and "Consolidated Financial Statements."

WE HAVE A NEED FOR ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS.

         The Company has limited resources and has not been able to finance its activities with the proceeds from operations and there can be no assurance it will be able to do so in the future. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund the Company's capital requirements. There can be no assurances that the Company will be able to obtain such additional funding from management or other investors on terms acceptable to the Company, if at all. Additional financings may result in dilution for then current stockholders. See "Management's Discussion and Analysis or Plan of Operation."

ANY FUTURE ISSUANCES OF STOCK WILL CAUSE DILUTION TO OUR CURRENT STOCKHOLDERS.

         The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 15,599,000 shares of Common Stock and as of June 8, 2007, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.13 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

INCREASED CONSUMER RETURNS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUE.

         The Company typically experiences returns of from customers which is standard for the industry. The Company has accrued approximately $23,000, included in accrued expenses, for potential refunds as of February 28, 2007. Increased consumer returns due to the perceived inferiority or ineffectiveness of our products could have a material adverse effect on our revenues and cause our business to fail.

WE COMPETE WITH OTHER INTERNET AND OTHER MEDIA ADVERTISERS WHO HAVE GREATER RESOURCES THAN US.

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

OUR PRODUCTS ARE DISCRETIONARY ITEMS AND DEMAND MAY DECREASE DUE TO DOWNTURNS IN THE ECONOMY.

         Our products are discretionary consumer goods. Downturns in the economic climate, whether actual or perceived, may decrease people's discretionary income or desire to spend such income and decrease consumer demand and the performance of the Company's own advertising campaign on behalf of its own products.

WE ARE HIGHLY DEPENDENT ON OUR MATH MADE EASY(TM) PRODUCT LINE.

         In the fiscal year ended February 28, 2007, most of the Company's educational sales were from the Math Made Easy(TM) product line. The Company is currently selling its math programs in both videotape, DVD, and CD Rom formats. Many of the educational product companies have reconfigured their videotape based programs into interactive computer software. The Company has plans to do this as well but may lack the financing to successfully complete this project.

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

CONSUMERS MIGHT BE RELUCTANT TO MAKE PURCHASES OVER THE PHONE WITH THEIR CREDIT CARDS.

         Credit card frauds perpetrated by disreputable telemarketing operations have adversely affected the willingness of the consumers to make use of their credit cards by telephone. This may adversely affect the Company's ability to secure credit card orders.

WE, LIKE MOST SALES DRIVEN BUSINESSES, HAVE A HIGH SALES FORCE TURNOVER RATE.

         Recruiting, training and retaining qualified salespeople are essential for the Company. There is a high turnover rate among salespeople as a result of the frustration of the sales process, the high pressure atmosphere, and the reliance on commissions as a major component of salaries. The training of salespeople involves learning a complex product line and special sales techniques. In addition, it is essential that the Company utilize the optimal number of salespeople for its level of advertisements and the number of clients it is servicing. Too many advertisements may overwhelm the salespeople while too few advertisements may lead to a drop in the commissions, which will cause the salespeople to leave the Company. Furthermore, the ability of the Company to convert leads into sales is largely dependent on the expertise of its salespeople. There can be no assurance that the Company will be able to continue to recruit and retain a qualified team of salespeople.

WE ARE IN A COMPETITIVE INDUSTRY.

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

WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT TEAM.

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

OUR TELEPHONE SALES TEAM COULD FACE THE PUBLIC'S UNFAVORABLE ASSOCIATION WITH UNSOLICITED TELEMARKETERS.

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

WE WERE DELISTED FROM THE NASDAQ SMALL-CAP MARKET FOR FAILURE TO MEET MAINTENANCE CRITERIA AND OUR COMMON STOCK IS SUBJECT TO THE PENNY STOCK RULES.

         On April 17, 1997, the National Association of Securities Dealers, Inc. Automated Quotation System Stock Market ("NASDAQ") delisted the Company's Common Stock and Warrants from trading on the NASDAQ Small-Cap Market because the minimum bid price of the Company's Common Stock had been below the requirement of $1.00 per share. In order to regain a listing for the Company's securities on the NASDAQ Small-Cap Market, the Company's Common Stock must have a minimum bid price of $4.00 per share and at least three market makers for the trading securities. In addition, the Company must either have $4,000,000 in net tangible assets, a market capitalization of at least $50,000,000, or net income of at least $750,000 in its most recently completed fiscal year or in two of the three last completed fiscal years, and the Company must have at least 1,000,000 publicly traded shares not held by affiliates of the Company ("public float"), with a market value of at least $5,000,000, and at least 300 stockholders of record. There can be no assurances that the Company will be able to meet the requirements for re-listing on the NASDAQ Small Cap Market.

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

THERE IS A LIMITED PUBLIC TRADING MARKET FOR THE COMPANY'S SECURITIES.

         There is only a limited public trading market for the Company's securities and no assurances can be given that a liquid market will develop or, if developed, that it will continue to be maintained. There can be no assurance that a more active trading market will develop or, if developed, that it will be maintained. In addition, there can be no assurance that the Company will obtain re-listing of its securities on NASDAQ.

LIMITATION OF USE OF NET OPERATING LOSS CARRYFORWARDS.

         As of February 28, 2007, the Company had federal net operating loss carryforwards of approximately $13,545,000, portions of which expire yearly through 2027 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carryforwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carryforwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

ISSUANCE OF PREFERRED STOCK; POTENTIAL ANTI-TAKEOVER EFFECT.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500, expired in February, 2006. The Company is currently leasing this facility on a month-to-month basis. In November 2005 the Company opened a new sales facility in Lakewood, NJ where it employs approximately 6 individuals. This lease, which currently calls for monthly rent of $1,300, and is set to expire in November 2007.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company had made a settlement with one of its creditors that had begun litigation on January 6, 2000 in Superior Court, Judicial District of Stanford/Norwalk, whereby it has settled a $235,000 claim for $190,000 with a 29-month payout schedule. The Company has paid approximately $30,000 in honor of this settlement; however, since the creditor has not honored the terms of the settlement agreement to activate and to provide upgrades of its software, the Company has discontinued its schedule of payments. The creditor sued the Company in the state of Connecticut but the court ruled that the creditor could not proceed with the suit in the State of Connecticut. This case has not been reopened by the creditor.

           In August, 2004 the Company settled with its largest creditor to whom it owed approximately $600,000. The case was originally brought in New York in 2001. The creditor has settled for $150,000 with a four year payout schedule. The Company is currently conforming to the schedule. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000.

         The Company is subject to a claim for federal payroll and unemployment taxes for approximately, $400,000, and $100,000, respectively, which the Company is disputing. With regard to the federal payroll taxes, the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has filed a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

         In February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% per annum. As of February 2001, this note has expired and Holtz Rubinstein & Co has received a judgment for $120,000. The complaint by Holtz Rubenstein was entered April, 2001 in Supreme Court, Suffolk County.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II



ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER OF EQUITY SECURITIES.

         The Company's Common Stock and Warrants are listed for trading on the NASD Electronic Bulletin Board under the symbols MMTS and MMTSW, respectively.

         The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2005 and 2006 and the initial quarter of the fiscal year ending February 28, 2007.


                                  COMMON STOCK

                                       Bid Prices ($)       Asked Prices ($)
                                       --------------        -------------
                                       High       Low        High      Low
                                       ----       ---        ----      ---

Year Ending February 28, 2006
1st Quarter                            0.06       0.035      0.08      0.042
2nd Quarter                            0.0511     0.21       0.07      0.03
3rd Quarter                            0.045      0.15       0.05      0.02
4th Quarter                            0.072      0.19       0.0799    0.02

Year Ending February 28, 2007
1st Quarter                            0.069      0.02       0.08      0.021
2nd Quarter                            0.112      0.04       0.13      0.045
3rd Quarter                            0.060      0.041      0.079     0.044
4th Quarter                            0.111      0.03       0.12      0.04

Year Ending February 29, 2008
1st Quarter                            0.12       0.075      0.13      0.08


         The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on June 8, 2007 were approximately $.12 and $.13, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

HOLDERS

         As of the close of business on June 8, 2007, there approximately 120 holders of the Company's Common Stock.


DIVIDENDS

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

         In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company issued 500,000 shares of common stock on June 1, 2006. These shares were issued at the market price of $0.06 per share, for a total value of $30,000. The Company recorded deferred compensation for the entire issuance to be earned over the one year consulting period. During the year ended February 28, 2007, the Company expensed $22,500, of this deferred compensation.

         During July and August 2006 the Company issued 1,600,000 shares of common stock for consulting services. These shares were issued at market prices ranging from $0.04 to $0.05 per share. The value of these shares, recorded as a non-cash compensation expense, was $74,000.

         During December 2006 the Company issued 136,250 shares of common stock for consulting services. These shares were issued at a market price of $0.05 per share. The value of these shares, recorded as a non-cash compensation expense, was $6,813.

         In December 2006 the Company issued 125,000 shares of common stock, to a holder of a note payable, to obtain a one year extension on the due date of the note to December 31, 2007. These shares were valued at market for $6,250 and are recorded as a non-cash financing charge.

         In addition to the issuance of common stock, the Company granted the note holder a warrant to purchase 125,000 shares of common stock at $0.10 per share. This warrant granted on December 31, 2006, is exercisable upon issuance and has a five year life. The Company has valued this warrant under a Black-Scholes option-pricing model. The total value assigned to these warrants was $5,600 recorded as financing costs. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 274%, risk-free interest rate of 4.70%, and an expected life of five years.

         During the year ended February 28, 2007, the Company granted a warrant to a business consultant for services rendered. A total of 100,000 shares of common stock at an exercise price of $0.02 per were granted with this warrant. This warrant has a life of five years from the date of grant. This warrant was valued at $4,990 and recorded as a non-cash financing charge. The warrant was valued using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 252%, risk-free interest rate of 4.95%, and an expected life of five years.

         On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E" notes. Issued with the debt, were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the year ended February 28, 2007 the Company amortized $1,613, of this debt discount.

         During the year ended February 28, 2007, a total of $50,000 Series C - notes payable including accrued interest of $17,000, converted into 670,000 shares of the Company's common stock at $0.10 per share, the minimum conversion price per the note payable.

         In February 2007, a total of $75,000 of demand notes payable redeemed their note principal for Series E notes. Under the terms of the Series E note, the note holder upon issuance of Series E receives 5 shares of common stock for each $1 of debt, for a total of 375,000 share of common stock. These shares have been valued at $29,950, and have been recorded as discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. Upon issuance of these Series E notes, the note holder converted all $75,000 principal of Series E into 750,000 shares of common stock, at the minimum conversion price of $0.10 per share or $75,000. The $29,950 discount on debt was fully expensed as interest upon conversion of the Series E to common stock.

         These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         None of the above issuances involved underwriters, underwriting discounts. We relied upon the exemption from the registration requirements of the Securities Act afforded the Company under Section 4(2) promulgated thereunder. We believed these exemptions were available because:

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

GENERAL
-------

         Multi-Media Tutorial Services, Inc., a Delaware corporation formed in 1994 the "Company"), produces, acquires and distributes a variety of products to educational institutions and consumers using direct marketing through Internet advertising. The Company's principal product to date has been proprietary tutorial education programs on videotape, DVD and CD Rom for use by adults and children in homes, workplaces, schools, libraries and other locales. This principal product line, which is marketed under the brand Math Made Easy(TM), consists of a series of over 100 videotapes, DVD's, CD ROMs and supplemental materials on mathematics. The Math Made Easy(TM) line uses colorful computer graphics and real life vignettes and is the most complete line of mathematics DVD's available.

         The Company has developed a website, TutorialChannel.com which incorporates various on-line products and services, among them interactive test taking practice, streaming video featuring the Math Made Easy courseware and on-line tutoring. The Company plans on promoting its online services through a redesigned website and internet advertising.

         The Company currently offers online tutoring services to its customers and has acquired several hundred paid subscriptions. The average current subscription price for these customers is $29.95 per month which includes the Company's on line testing service and a limited number of tutoring sessions.

         The Company has developed an online test preparation division. This entails online preparation for the standardized tests such as SAT, PSAT and ACT. The Company expects to begin marketing this service in the upcoming fall season.

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

PRODUCTS
--------

         The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" DVD's and ancillary material for direct sale to consumers via direct marketing primarily through internet advertising. See "Sales Marketing & Distribution."

CURRENT PRODUCTS
----------------

         The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college level. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape or DVD lesson reviews, accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes or DVD's at a price of $200. Sets of five videotapes are sold to schools at a price of $279, and the Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include DVD's and workbooks. The Company purchases these products at discounted rates from the respective manufacturers or distributors and then distributes them through the Company's direct marketing division. The average reading consumer order consists of five videotapes or DVD's at a price of $200 for each order.

PRODUCT DEVELOPMENT
-------------------

         The Company produces many of its own math DVD products and supplemental workbooks developed by the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator in the production of many of its programs. The Company currently employs a staff of educational writers and software developers who are currently preparing content for the Company's subsidiary, Tutorialchannel.com. The Company plans on producing additional titles in the mathematics field and expanding its on-line tutorial servicing business.

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


        As more and more companies introduce on-line products and services the Company may find itself at a competitive disadvantage in terms of pricing and advertising. Larger companies with significantly bigger advertising resources may be able to negatively impact the Company's on-line expansion plans. Furthermore, other companies may be able to develop superior technology with respect to on-line learning which will put the Company's services at a competitive disadvantage.


RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006.

         Net sales for the fiscal year ended February 28, 2007 decreased by $348,792 or 30.7%, to $787,088 from $1,135,880 in the fiscal year ended February 28, 2006. A more competitive environment on web advertising resulted in fewer advertising opportunities, thereby decreasing sales. The Company has engaged an online media advertising company to develop new advertising avenues for the Company's products.

         Gross profit decreased by $299,197, or 30.0%, to $696,954 in 2007, from $996,151 in 2006.

         Selling, General and Administrative expenses increased by $38,787, or 3.2%, to $1,242,581 in 2007 from $1,203,794 for 2006. Of these expenses,
$191,114 of this expense pertained to issuance of stock for professional and consulting services.

         Loss from operations increased by $337,984, or 162.8%, to $545,627 in 2007 from to $207,643 in 2006. The decrease in sales and higher general and administrative expenses resulted in higher loss from operations.

         Interest expense increased by $36,627, or 15.2%, to $277,672 in 2007 from $241,045 in 2006. During 2007, a total $43,413 of the interest expense relates to: (i) issuance of 125,000 shares of common stock for an extension on a note payable owed by the Company, valued at market for $6,250, (ii) issuance of 250,000 shares of common stock in connection with the issuance of a $50,000 note payable valued at market for $5,275, recorded as a discount on debt, of which $1,613 has been amortized and accounted for as interest expense,(iii) issuance of 375,000 shares of common stock in connection with the issuance of a $75,000 note payable valued at market for $29,950, (iv) issuance of warrants to purchase 125,000 shares of common stock at $0.10 per share, valued under the Black-Scholes valuation model at $5,600. These warrants have a five year life from the date of grant.

         During 2006 a total of $29,350 of the interest expense relates to:
(i)issuance of 125,000 shares of common stock for an extension of a due date on a note payable granted to the Company, valued at market for $3,750, (ii) issuance of five-year warrants to purchase 125,000 shares of common stock at $0.10 per share issued in connection with the previous loan extension, and valued under the Black-Scholes valuation model at $3,700, (iii) grant of five year warrants to financial consultants to purchase 600,000 shares of common stock at an exercise price of $0.10 per share and valued at $21,900 using the Black-Scholes option pricing model

         Net losses increased by $374,611, or 83.5%, to $823,299 in 2007 from to $448,688 in 2006. The decrease in sales and higher general and administrative expenses resulted in a higher net loss in 2007.

         LIQUIDITY AND CAPITAL RESOURCES.
         --------------------------------

         The Company's cash decreased by $18,767 during the year ended February 28, 2007. At February 28, 2007 cash deficit was $16,113, compared to cash on hand at February 28, 2006 of $2,654.

         Net cash used in operating activities in 2007 was $165,669, as compared to cash provided from operating activities in the amount of $2,355 in 2006. This is primarily the result of the operating loss.


         Net cash used in investing activities in 2007 was $26,444, compared to net cash used of $28,102 in 2006.

         Net cash provided from financing activities in 2007 was $189,459, compared to $21,000 in 2006. The primary increase in cash from financing activities was the proceeds from more loans in 2007 versus 2006.

         During the year ended February 28, 2007, the Company issued 2,236,250 shares of common stock for financial consulting and legal services valued between $0.04 to $0.06 per share; 125,000 shares of common stock valued at $0.05 per share accounted for as interest, to extend a note payable; 250,000 shares of common stock valued at $0.05 per share to liquidate certain trade payables; 250,000 shares of common stock issued with debt valued at $0.0211 per share, accounted for as a debt discount to be amortized over the life of the loan; 375,000 shares of common stock issued with debt valued at $0.0799 per share, accounted for as a debt discount to be amortized over the life of the loan; 400,000 shares of common stock issued upon the exercise of a stock option at $0.01 per share; 1,420,000 shares of common stock valued at $0.10 per share for conversion of outstanding convertible debt.

         During the year ended February 28, 2007, the Company issued five year warrants to a consultant to purchase a total of 100,000 shares of common stock at $0.02 per share, valued at $4,990 using the Black-Scholes valuation model. Additionally the Company issued warrants to purchase 125,000 shares of common stock at $0.10 per share in consideration for the extension of a one year term on an outstanding note payable. These warrants were valued at $5,600 using the Black-Scholes valuation model.

         During the year ended February 28, 2006 the Company issued 2,100,000 shares of common stock valued between $0.02 and $0.06 per share in payment of professional services and consulting services, The Company also issued 125,000 shares valued at $.03 per share, to obtain an extension on a loan payable accounted for as an interest expense.

         The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company may have increased capital requirements as it seeks to expand its product lines and customized telemarketing services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful or that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

         The Company's annual report from its independent public accountants includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. The Company incurred net losses of approximately $823,000 and $449,000 during the years ended February 28, 2007 and 2006, respectively. In addition, the Company had an accumulated deficit of approximately $20,494,000 and a working capital deficit of approximately $6,358,000 as of February 28, 2007. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004, of approximately $631,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company's operations have not been materially affected by the impact of inflation.

Off-Balance Sheet Arrangements
------------------------------

None

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are included herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None

ITEM 8A. CONTROLS AND PROCEDURES


CEO and CFO Certifications
--------------------------

         As of the end of the year covered by this annual report, the Company carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures." The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report.

         This section of this report contains information concerning the evaluation of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls
---------------------------------

         The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company Chief Executive and Chief Financial Officer is responsible for establishing, maintaining and enhancing these procedures. The office is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

         Based on management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that a deficiency was identified in the Company's internal controls over financial reporting which constituted a "material weakness." Accordingly, management concluded that the Company's disclosure controls and procedures were not effective.

         The material weakness was the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective, and timely, oversight and review over the Company's financial close and reporting process.

Limitations on the Effectiveness of Controls
--------------------------------------------

         The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls
----------------------------

         The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP").

         It is the responsibility of Company management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim and fiscal year end consolidated financial statements. Management is in the process of remedying the material weakness described above.


Internal Control Over Financial Reporting
-----------------------------------------

         As reported in the Company's amended 10-K/A for the year ended February 28, 2006, filed with the SEC on March 29, 2007, the Company inadvertently omitted "Item 8A. Controls and Procedures" from their original filing of Form 10-KSB. Management is currently implementing procedures, and providing personnel and financial resources to avoid reoccurrence of disclosure omissions in future filings.

ITEM 8B. OTHER INFORMATION.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors
----------------------

         The officers and directors of the Company, as of June 8, 2007, are as follows:

     NAME                    AGE                    POSITION
     ----                    ---                    --------

 Barry Reichman               56            Chief Executive Officer,
                                            Chief Financial Officer and Director

 Anne Reichman                53            Director


Biographies and family relationships
------------------------------------

         BARRY REICHMAN has been Chief Executive Officer and a Director of the Company since August 1994, and Chief Financial Officer since September, 1999. From 1985 until 1994, he was Secretary and a Director of Video Tutorial Service, a wholly owned subsidiary of Multi-media Tutorial Services, Inc Mr. Reichman holds a B.A. in Economics from Yeshiva University and an M.B.A. from Baruch College. He is the husband of Anne Reichman, a Director of the Company.

         ANNE REICHMAN has been a Director of the Company since October 1994. Ms. Reichman was elected Secretary of the Company in March 1995. From 1985 until 1994, she developed and oversaw the computer and order fulfillment system for Video Tutorial Service and supervised internal accounting. Ms. Reichman was also an assistant producer in a number of Video Tutorial Service mathematics videotape productions and authored several math workbooks. Ms. Reichman holds a B.A. in Mathematics from Yeshiva University. Ms. Reichman is the wife of Barry Reichman, President and a Director of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities pursuant to section 12, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 29, 2004, no reports were required to be filed under Section 16 (a) of the Exchange Act by any of the Company's executive officers, directors or 10% beneficial owners because the Company does not have a class of stock which is registered under Section 12 of the Exchange Act.


CODE OF ETHICS

         We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.


AUDIT, NOMINATING AND COMPENSATION COMMITTEES

         Our Board of Directors does not have standing audit, nominating or compensation committees, and our Board of Directors performs the functions that would otherwise be delegated to such committees. Currently, our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to compensation paid by the Company for services to the Company during the two (2) fiscal years ended February 28, 2007, to the Company's Chief Executive Officer and other officers of the Company who received annual compensation in excess of $100,000 (each, a "named executive officer").


         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 28, 2007 and February 28, 2006:

                                                   SUMMARY COMPENSATION TABLE

                                                                             Non-Equity
                                                                             Incentive    Nonqualified
  Name and                                            Stock       Option        Plan        Deferred
  Principal                  Salary      Bonus       Awards       Awards    Compensation  Compensation   All Other      Total
  Position        Year        ($)         ($)          ($)         ($)          ($)         Earnings    Compensation     ($)
     (a)          (b)         (c)         (d)          (e)         (f)          (g)          ($)(h)       ($) (i)        (j)
-------------- ----------- ----------- ----------- ------------ ----------- ------------- ------------- ------------- -----------
Barry             2007      $100,000       0            0        $33,000(2)     0             0             0         $133,000
Reichman       ----------- ----------- ----------- ------------ ----------- ------------- ------------- ------------- -----------
(1)               2006      $100,000       0            0        $72,170(3)     0             0             0         $172,170

(1)  Mr. Reichman has served as Chief Executive Officer since July 31, 1999.
(2) Reflects three option awards each for 250,000 shares of common stock granted on August 14, 2006, November 30, 2006 and December 1, 2006 at en exercise price of $.06, $.04 and $.04 respectively. The options were fully vested on the date of grand and terminate on the tenth anniversary of the date of the grant.
(3) Reflects an option granted on May 9, 2005 for 1,000,000 shares at an exercise price of $.10 per share. Options vest in 200,000 increments on the anniversary of the date of grant and terminate on the tenth anniversary of the date of grant. The Company was not subject to SFAS 123R for the fiscal year ended February 28, 2006. Dollar amount reflected in table is calculated on a pro forma basis.

         EMPLOYMENT AGREEMENTS

         On January 1, 2005 The Company has entered into five year employment agreements with Barry Reichman, Anne Reichman and Harold Reichman pursuant to which they are paid annual base salaries of $100,000, $75,000 and $50,000 respectively. Harold Reichman has waived his annual salary of $50,000 until such time that the Company is profitable. Unpaid salaries for the other executives are accounted for in accrued expenses. These employment agreements require the issuance of options to these employees at the market price.

STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the granting of options to purchase not more than an aggregate of 350,000 shares of Common Stock, subject to adjustment under certain circumstances. Such options may be Incentive Stock Options ("ISO") within the meaning of the Internal Revenue Code of 1986, as amended, or Non-Qualified Stock Options ("NQSO"). The Stock Option Plan expired on March 31, 2004. The Company has granted 279,953 options under the Stock Option Plan.

         The Stock Option Plan is administered by the Board of Directors or by a stock option committee (the "Committee") which may be appointed by the Board of Directors. To date the Board has not appointed a Committee. The Committee has full power and authority to interpret the provisions, and supervise the administration, of the Stock Option Plan. The Committee determines, subject to the provisions of the Stock Option Plan, to whom options are granted, the number of shares of Common Stock subject to each option, whether an option shall be an ISO or a NQSO and the period during which each option may be exercised. In addition, the Committee determines the exercise price of each option, subject to the limitations provided in the Stock Option Plan, including that (i) for a NQSO the exercise price per share may not be less than 85% of the fair market value per share of Common Stock on the date of grant and (ii) for an ISO the exercise price per share may not be less than the fair market value per share of Common Stock on the date of grant (110% of such fair market value if the grantee owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock). In determining persons to whom options will be granted and the number of shares of Common Stock to be covered by each option, the Committee considers various factors including each eligible person's position and responsibilities, service and accomplishments, anticipated length of future service and other relevant factors. Options may be granted under the Stock Option Plan to all officers, directors and employees of the Company and, in addition, NQSO may be granted to other parties who perform services for the Company. No options may be granted under the Stock Option Plan, after March 31, 2004. The Stock Option Plan may be amended from time to time by the Board of Directors of the Company. The Board of Directors may not, however, without stockholder approval, amend the Stock Option Plan to increase the number of shares of Common Stock which may be issued under the Stock Option Plan (except upon changes in capitalization as specified in the Stock Option Plan), decrease the minimum exercise price provided in the plan or change the class of persons eligible to participate in the plan.

         During the year ended February 28, 2006, the Company established the 2006 Incentive Compensation Plan ("2006 Plan"). Underlying the 2006 Plan a total of 3,600,000 shares are available to be granted. As of February 28, 2007, 1,236,250 shares were granted under this plan. The 2006 Plan is effective from June 13, 2006 through June 13, 2011.

                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                          Option Awards                                              Stock Awards
------------ ------------------------------------------------------------------------ -------------------------------------------
   Name        Number of       Number of         Equity       Option       Option      Number    Market     Equity      Equity
              Securities       Securities       Incentive    Exercise    Expiration      of      Value     Incentive   Incentive
              Underlying       Underlying     Plan Awards:   Price ($)      Date       Shares     of         Plan        Plan
              Unexercised     Unexercised       Number of                                or      Shares     Awards:     Awards:
                Options         Options        Securities                              Units      or       Number of   Market or
                  (#)             (#)          Underlying                                of      Units     Unearned     Payout
              Exercisable    Unexercisable     Unexercised                             Stock      of        Shares,    Value of
                                                 Options                               That      Stock     Units or    Unearned
                                                   (#)                                 Have      That        Other      Shares,
                                                                                        Not      Have       Rights     Units or
                                                                                      Vested      Not      That Have    Other
                                                                                        (#)     Vested        Not       Rights
                                                                                                  (#)       Vested     That Have
                                                                                                             (#)          Not
                                                                                                                      Vested ($)
------------ -------------- ----------------- -------------- ---------- ------------- --------- -------- ------------ -----------
    (a)           (b)             (c)              (d)          (e)         (f)         (g)       (h)        (i)         (j)
------------ -------------- ----------------- -------------- ---------- ------------- --------- -------- ------------ -----------
              104,967                                          $.30      May 27, 2008
   Barry      120,000                                           .12      Dec 1, 2009
 Reichman   1,000,000                                           .10      Sept 1, 2009
              400,000                                           .10      May 9, 2015
                               600,000                          .10      May 9, 2015
            1,000,000                                           .07      Jan  2, 2012
            2,000,000                                           .06      Dec 2, 2010
              250,000                                           .06      Aug 14, 2016
              250,000                                           .04      Nov 30, 2016
              250,000                                           .04      Dec 1, 2016
------------ -------------- ----------------- -------------- ---------- ------------- --------- -------- ------------ -----------


COMPENSATION OF DIRECTORS

         We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended February 28, 2007, no director expenses were reimbursed.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth as of June 8, 2007, information regarding the beneficial ownership of the Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five percent of the Common Stock, (ii) each of the Company's directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 1214 East 15th Street Brooklyn, NY 11230

 Name and Address
of Beneficial Owner               Number of Shares          Percent of Total #
-------------------               ----------------          ------------------

Barry Reichman (1)                    14,020,592                25.05%

Anne Reichman (1)                     14,020,592                25.05%

Mike Lee (2)                           3,425,000                 7.48%

Josh B. Scheinfeld
  and Steve G. Martin (3)              4,703,611                 9.99%

All officers and directors
  as a group (2 persons)(4)           14,020,592                25.05%

----------

# Based on 45,476,917 shares of Common Stock outstanding as of June 8, 2007. Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(1) Mr. and Mrs. Reichman are husband and wife. Mr. Reichman is an officer and director of the Company. Mrs. Reichman is a director of the Company. Includes options to purchase up to 5,974,967 shares granted to Mr. Reichman, options to purchase up to 4,525,000 shares granted to Mrs. Reichman, and 3,520,625 shares owned by Mr. Reichman.

(2) The address for Michael Lee is 14 Woodbridge Rd, Hingham, MA 02043, includes warrants to purchase 300,000 shares of common stock granted to Mr. Lee.

(3) The address for Josh Scheinfeld and Steve Martin is 222 Merchandise Mart Plaza Suite 9-112, Chicago, IL 60654. Includes warrants to purchase 1,625,000 shares of common stock.

(4)      See Footnotes 1 and 2 above.


                                 SECURITIES AUTHORIZED FOR ISSUANCE INCENTIVE COMPENSATION PLAN

--------------------------------- ------------------------------- ------------------------------- -------------------------------
                                                                                                       Number of securities
                                                                                                     remaining available for
                                    Number of securities to be                                     future issuance under equity
                                   issued upon the exercise of      Weighted average exercise     compensation plans (excluding
                                  outstanding options, warrants   price of outstanding options,      securities reflected in
                                            and rights                 warrants and rights                 column (a))
                                               (a)                             (b)                             (c)
--------------------------------- ------------------------------- ------------------------------- -------------------------------
Equity compensation plans
approved by security holders        1,236,250                               N/A                    2,363,750
--------------------------------- ------------------------------- ------------------------------- -------------------------------
Equity compensation plans not
approved by security holders           -                                      -                      -
--------------------------------- ------------------------------- ------------------------------- -------------------------------
         Total                      1,236,250                               N/A                    2,323,750
--------------------------------- ------------------------------- ------------------------------- -------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

No transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.


DIRECTOR INDEPENDENCE

None of the Company's members of the board of directors are deemed to be independent.

ITEM 13. EXHIBITS

                                    EXHIBITS

3.1      Certificate of Incorporation, as amended (1)
3.2      By-Laws (1)
4.1      Form of Warrant Agreement entered into between Registrant and
           American Stock Transfer & Trust Company (1)
4.2      Specimens of Registrant's Stock, Redeemable Warrant and Unit
           Certificate (1)
10.1     1995 Stock Option Plan (1)
10.2     2006 Incentive Compensation Plan (2)
21.1     List of Subsidiaries (3)
23.1     Consent of Sherb & CO, LLP, independent registered public accounting firm
31.1     Certification of Barry Reichman pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1     Certification of Barry Reichman pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002 (3)

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (No. 33-88494) effective April 13, 1995.

(2)  Incorporated by reference from the Company's Form S-8 (File No.:
     333-135694) filed with the commission on July 11, 2006.

(3) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended February 26, 2006 filed with the Commission on June 15, 2006.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Sherb & Co, LLP as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Sherb & Co, LLP in 2007 and 2006 were approved by the board of directors.

Audit Fees
----------

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's annual reports on Form 10-KSB for Fiscal Years ended February 28, 2007 and 2006 were $25,800 and $25,500 respectively, net of expenses.


Audit-Related Fees
------------------

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.


Tax Fees
--------

There were no tax fees billed during the last two fiscal years for products and services provided.


All Other Fees
--------------

There were no other fees billed during the last two fiscal years for products and services provided.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MULTI MEDIA TUTORIAL SERVICES, INC.

Dated: June 11, 2007              By: /s/ BARRY REICHMAN
                                      ------------------------------------------
                                      Barry Reichman, Chief Executive Officer,
                                      Chief Financial Officer and Director
                                        (Principal Executive Officer
                                        Principal Accounting Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: June 11, 2007                   /s/ BARRY REICHMAN
                                      ------------------------------------------
                                      Barry Reichman, Chief Executive Officer
                                      Chief Financial Officer and Director
                                        (Principal Executive Officer
                                        Principal Accounting Officer)



  Date: June 11, 2007                 /s/ ANNE REICHMAN
                                      ------------------------------------------
                                      Anne Reichman, Director

                              FINANCIAL STATEMENTS
                                February 28, 2007

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

       Consolidated Statements of Cash Flows                          F-5

       Notes to Consolidated Financial Statements                     F-6 - F-16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.

We have audited the accompanying consolidated balance sheet of Multi-Media Tutorial Services, Inc., as of February 28, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Media Tutorial Services, Inc. as of February 28, 2007, and the consolidated results of its operations and its cash flows for the years ended February 28, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Multi-Media Tutorial Services, Inc will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of approximately $20,494,000. The Company has incurred net losses of approximately $823,000 and $449,000 for the fiscal years ended February 28, 2007 and 2006, respectively. Additionally, the Company has a working capital deficiency at February 28, 2007 of approximately $6,358,000. The Internal Revenue Service has imposed a tax lien on substantially all of the Company's assets, as the Company is in arrears on payments of payroll taxes of approximately $631,000. These factors, among others, raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                                /s/ Sherb & Co, LLP
                                                --------------------------------
                                                Sherb & Co, LLP
                                                Certified Public Accountants

New York, New York
June 5, 2007

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               February 28, 2007
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
       Accounts receivable, less allowance for                     $     62,835
          doubtful accounts of $20,800
       Inventory, net                                                     7,401
       Prepaid expenses                                                  53,325
                                                                   ------------
          Total current assets                                          123,561
                                                                   ------------

FURNITURE AND EQUIPMENT, net                                             10,902
INTANGIBLE ASSETS, net                                                   53,481
OTHER ASSETS                                                              8,745
                                                                   ------------

                                                                   $    196,689
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Bank overdraft                                              $     16,113
       Notes payable                                                  2,337,225
       Accounts payable and accrued expenses                          4,127,838
                                                                   ------------
          Total Current Liabilities                                   6,481,176
                                                                   ------------

LONG TERM DEBT:
       Note Payable, net of discount of $3,662                           46,338
                                                                   ------------

STOCKHOLDERS' DEFICIT
       Preferred stock, Series A, $0.01 par value
          1,000,000 shares authorized
          no shares issued and outstanding                                   --
       Preferred stock, Series B, $0.01 par value
          50 shares authorized
          no shares issued and outstanding                                   --
       Common stock, $0.0001 par value
          100,000,000 shares authorized
          41,826,917 shares issued and outstanding                        4,183
       Stock subscription receivable                                     (4,000)
       Additional paid-in capital                                    14,162,759
       Accumulated deficit                                          (20,493,767)
                                                                   ------------
          Total Stockholders' Deficit                                (6,330,825)
                                                                   ------------

                                                                   $    196,689
                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.





                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        For the Year Ended
                                                           February 28,
                                                 ------------------------------
                                                     2007              2006
                                                 ------------      ------------

NET SALES                                        $    787,088      $  1,135,880
COST OF SALES                                          90,134           139,729
                                                 ------------      ------------
GROSS PROFIT                                          696,954           996,151

SELLING, GENERAL AND ADMINISTRATIVE                 1,242,581         1,203,794
                                                 ------------      ------------


LOSS FROM OPERATIONS                                 (545,627)         (207,643)

INTEREST EXPENSE                                     (277,672)         (241,045)
                                                 ------------      ------------

NET LOSS                                         $   (823,299)     $   (448,688)
                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $      (0.02)     $      (0.01)
                                                 ============      ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                38,846,831        35,719,914
                                                 ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.





                                                                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                                                                AND SUBSIDIARIES
                                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock              Stock        Additional
                                       ---------------------------   Subscription      Paid-In      Accumulated
                                          Shares         Amount       Receivable       Capital        Deficit          Total
                                       ------------   ------------   ------------    ------------   ------------    ------------

Balance, February 28, 2005               34,545,667   $      3,455   $         --    $ 13,653,989   $(19,221,780)   $ (5,564,336)
      Common Stock issued for:
         Interest                           125,000             13             --           3,737             --           3,750
         Services                         2,100,000            210             --          64,290             --          64,500
      Warrants to purchase stock
       issued for:
         Extension of loan payable               --             --             --           3,700             --           3,700
         Services                                --             --             --          21,900             --          21,900
      Amortization of deferred
       compensation                              --             --             --          18,959             --          18,959
      Net Loss                                   --             --             --              --       (448,688)       (448,688)
                                       ------------   ------------   ------------    ------------   ------------    ------------

Balance, February 28, 2006               36,770,667          3,678             --      13,766,575    (19,670,468)     (5,900,215)

      Common Stock issued for:
         Interest                           125,000             12             --           6,238             --           6,250
         Services                         2,236,250            224             --         103,090             --         103,314
         Payment of accounts payable        250,000             25             --          12,475             --          12,500
         Exercise of stock option           400,000             40         (4,000)          3,960             --              --
         Series E debt financing            625,000             62             --          35,163             --          35,225
         Conversion of debt               1,420,000            142             --         141,858             --         142,000
      Warrants to purchase stock
       issued for:
         Extension of loan payable               --             --             --           5,600             --           5,600
         Services                                --             --             --           4,990             --           4,990
      Employee stock options                     --             --             --          82,810             --          82,810
      Net Loss                                   --             --             --              --       (823,299)       (823,299)
                                       ------------   ------------   ------------    ------------   ------------    ------------

Balance, February 28, 2007               41,826,917   $      4,183   $     (4,000)   $ 14,162,759   $(20,493,767)   $ (6,330,825)
                                       ============   ============   ============    ============   ============    ============

                        The accompanying notes are an integral part of these consolidated financial statements.

                                                               F-4





                                                           MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                              AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------

                                                                          For the Year Ended
                                                                             February 28,
                                                                        ----------------------
                                                                          2007          2006
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                         $(823,299)   $(448,688)
Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities
            Depreciation and amortization                                  36,230       36,030
            Amortization of prepaid contract for service                   40,103           --
            Amortization of deferred compensation                          22,500       18,959
            Amortization of discount on debt                               31,563           --
            Stock based compensation                                       82,811           --
            Common stock issued for:
                Extension for loan repayment                                6,250        3,750
                Services                                                   80,813       64,500
            Warrants to purchase common stock granted for:
                Extension of loan payable due date                          5,600        3,700
                Services                                                    4,990       21,900
Changes in Operating assets and Liabilities:
       Accounts receivable                                                 60,209      (46,494)
       Inventory                                                               24        8,276
       Prepaid expenses and other assets                                    5,070       (9,285)
       Other assets                                                        (5,745)          --
       Accounts payable and accrued expenses                              287,212      356,942
       Payroll taxes payable                                                   --       (7,235)
                                                                        ---------    ---------
Net cash (used in) provided by operating activities                      (165,669)       2,355
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of furniture and equipment                                     --       (9,345)
       Increase in intangibles                                            (26,444)     (24,699)
                                                                        ---------    ---------
Net cash used in investing activities                                     (26,444)     (34,044)
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of notes payable                            174,346       32,500
       Repayment of principal of note payable                              (1,000)          --
       Bank overdraft                                                      16,113           --
                                                                        ---------    ---------
Net cash provided by financing activities                                 189,459       32,500
                                                                        ---------    ---------

Net increase in cash                                                       (2,654)         811

CASH, BEGINNING OF PERIOD                                                   2,654        1,843
                                                                        ---------    ---------

CASH, END OF PERIOD                                                     $      --    $   2,654
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       INTEREST PAID                                                    $      --    $      --
                                                                        =========    =========
       INCOME TAXES PAID                                                $      --    $      --
                                                                        =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
       Common stock issued:
            Settlement of accounts payable and accrued expense          $  12,500    $      --
                                                                        =========    =========
            With issuance of debt                                       $   5,275    $      --
                                                                        =========    =========
            Exercise of option / stock subscription receivable          $   4,000    $      --
                                                                        =========    =========
            Deferred compensation paid in common stock                  $  30,000    $      --
                                                                        =========    =========
            Conversion of debt and accrued interest into common stock   $ 142,000           --
                                                                        =========    =========
       Debt issued for:
            Prepaid consulting services                                 $  87,500    $      --
                                                                        =========    =========

 The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                              F-5

                                             MULTI-MEDIA TUTORIAL SERVICES, INC.
                                                                  AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               FEBRUARY 28, 2007
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

Multi-Media Tutorial Services, Inc., ("MMTS") a Delaware corporation, is engaged in the production and sales of educational videocassettes, CD's and DVD's through its wholly-owned subsidiaries Video Tutorial Services, Inc. ("VTS") and Math Channel, Inc. ("Math Channel"). VTS, a New York State corporation was established in 1985. Math Channel, a New York State corporation was established in December 2005 to provide tutorial one-on-one on line educational services. Henceforth VTS, Math Channel or MMTS are to be referred to as the "Company", unless reference is made to the respective company. The Company sells its educational products and services on the Internet via the Company's website, Mathmadeeasy.com and through its own inbound and outbound sales force.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company incurred net losses of approximately $823,000 and $449,000 during the years ended February 28, 2007 and 2006, respectively. In addition, the Company had an accumulated deficit of approximately $20,494,000 and a working capital deficit of approximately $6,358,000 as of February 28, 2007. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004, of approximately $631,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Multi-Media Tutorial Services, Inc. and its wholly-owned subsidiaries, VTS and Math Channel. All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc is an affiliated company of the Company which handles the billing process for MMTS and VTS. All intercompany transactions have been eliminated.

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

Allowance for Doubtful Accounts
-------------------------------
The allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts and the aging of the accounts receivable. The Company regularly reviews the adequacy of the Company's allowance for doubtful accounts through identification of specific receivables where it is expected that payments will not be received. The Company also establishes an allocated reserve that is applied to all amounts that are not specifically identified. In determining specific receivables where collections may not be received, the Company reviews past due receivables and gives consideration to prior collection, history and changes in the Company's overall business condition. The allowance for doubtful accounts reflects the Company's best estimate as of the reporting date.

Inventory
----------
The cost of inventories is determined by the first-in, first-out method and is stated at the lower of cost or market. Inventories are composed primarily of videocassettes, CD's, DVD's, and textbooks. The Company has a reserve of $10,000 on inventory as of February 28, 2007.

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

Stock Based Compensation
------------------------
Stock-Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

Effective March 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" (SFAS 123(R)). The company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statement of Operations.

Revenue Recognition
-------------------
The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Cost of Goods Sold represents the cost of product shipped to the customer. The Company provides a reserve for anticipated returns for customers based upon historical return levels.

Shipping and Handling Costs
----------------------------
The Company includes shipping and handling costs in cost of sales. Such costs were approximately $26,000 and $38,000 in the years ended February 28, 2007 and 2006 respectively.

Advertising
-----------
The Company uses direct-response media advertising, consisting primarily of Internet advertising. The Company expenses advertising costs as incurred. Advertising expense was approximately $146,000 and $210,000 during the years ended February 28, 2007 and 2006, respectively.

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

Net Loss per Share
------------------
The Company utilizes SFAS No. 128, "EARNINGS PER SHARE." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares of common stock had been issued and if the additional shares of common stock were dilutive. For the years ended February 28, 2007 and February 29, 2006, the Company incurred net losses; therefore, basic and diluted loss per share are the same. The outstanding options excluded in the computation amounted to 14,439,348 and 11,574,348 at February 28, 2007 and 2006 respectively. The amount of shares upon conversion of convertible debt excluded in the computation amounted to approximately 8,000,000 at February 28, 2007.

Recent Accounting Pronouncements
---------------------------------

- In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140." This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the Company's consolidated financial statements.

- In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant impact on the Company's consolidated financial statements.

- In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company is currently evaluating the provisions of FASB 157 to determine the impact on the Company's consolidated financial statements.

-        In September 2006, the Staff of the SEC issued SAB No. 108:
         "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the Company's consolidated financial statements.

- In July 2006, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met. However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on the Company's consolidated financial statements.

- In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The company is currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. The Company is currently evaluating the potential effect of FSP EITF 00-19-2 on future financial statements.

- In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on the Company's consolidated financial statements.

Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment at February 28, 2007 consisted of the following:

           Furniture and fixtures                      $      55,965
           Office equipment                                   31,448
           Computer equipment                                185,865
                                                       -------------
                                                             273,278
           Less accumulated depreciation                     262,376
                                                       -------------
                                                       $      10,902
                                                       =============

Depreciation expense was $6,253 and $10,423 for the years ended February 28, 2007 and February 29, 2006, respectively.

Substantially all the assets collateralize debt due to a vendor.

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

NOTE 4 - INTANGIBLE ASSETS

Intangible assets at February 28, 2007 consisted of the following:

           Master video production costs               $   1,143,505
           Web Site Development Costs                        137,266
           Software                                           30,271
           Patents and Copyrights                             22,088
                                                       -------------
                                                           1,333,130
           Less accumulated amortization                   1,279,649
                                                       -------------
                                                       $      53,481
                                                       =============

Amortization expense was $29,977 and $25,607 for the years ended February 28, 2007 and 2006 respectively.

Future amortization of intangible assets is expected to be as follows:

                   Year ended February 28,
                                  2008                 $     19,753
                                  2009                       13,847
                                  2010                       13,847
                                  2011                        5,420
                                  2012                          614

NOTE 5 - NOTES PAYABLE

- On February 28, 2007 the Company was obligated for the following short term, or due upon demand, notes payable:

           a.)      10% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 10% per annum. During the year ended
                    February 28, 2006 the Company was loaned $37,500  under these terms.           $       572,313

           b.)      During the year ended February 28, 2007, the Company issued at various times, demand notes totaling $124,346 for cash. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.





         (Table continued - )

                    On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes ("Series E"). The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the year ended February 28, 2007, the Company expensed $40,104, of this deferred compensation.

                    In February 2007, a total of $75,000 of these demand notes redeemed their note principal (accrued interest paid subsequent to February 28, 2007) for
                    Series E notes. Under the terms of the Series E note, the note holder upon issuance of Series E receives 5 shares of common stock for each $1 of debt, for a total of 375,000 share of common stock. These shares have been valued at $29,950, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, was due and payable in February 2010. In February 2007, these demand note holders, upon conversion into these Series E notes, converted all $75,000 Series E principal into 750,000 shares of common stock valued at $0.10 per share or $75,000. The $29,950 discount on debt was fully expensed as interest upon conversion of the Series E into common
                    stock.                                                                                 136,846

           c.)      8% notes, unsecured, payable on demand. These advances accrue interest based
                    on an annualized rate of 8% per annum.                                                 750,000

           d.)      Non-interest bearing notes, unsecured, payable on demand. During the year
                    ended February 28, 2007, the Comonay repaid $1,000 of these                            201,676

           e.)      17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price cannot be lower than $0.55 per
                    share, or more than $3.55 per share.                                                   250,000

           f.)      10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50% of the average closing bid during the five trading days prior to notice of
                    conversion, but not lower than $.10 per share.                                         401,390





         (Table continued - )

           g.)      10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

                    During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into 670,000
                    shares of the Company's common stock at $0.10 per share.                                25,000
                                                                                                   ----------------
                                                                                                   $     2,337,225
                                                                                                   ================

         Certain of the above notes payable are from stockholders of the Company.

-        LONG-TERM NOTE PAYABLE:

         As of February 28, 2007 the Company was obligated for the following long-term notes payable:

                   On April 10, 2006, the Company issued a 10% unsecured convertible               $        50,000
                   promissory note in the amount of $50,000, referred to as "Series E" notes.
                   Issued with the debt, were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the year ended February
                   28, 2007 the Company amortized $1,613, of this debt discount. The debt is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10, 2009, and is classified as long term debt.
                                                                                                   ----------------
                                                                                                            50,000
                   Less: Unamortized portion of Debt Discount                                               (3,662)
                                                                                                   ----------------
                                                                                                            46,338
                                                                                                   ================

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At February 28, 2007 accounts payable and accrued expenses consisted of the following:

         Trade payables                                   $  795,658
         Accruals:
             Interest                                      1,899,315
             Salaries and payroll expenses                 1,218,093
             Other                                           214,772
                                                          ----------
                                                          $4,127,838
                                                          ==========

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax asserts and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

For the period ended February 28, 2007 and February 29, 2006, the provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate to the (loss) before provision for income taxes, the reconciliation is as follows:

                                                    Year Ended February 28,
                                                -------------------------------
                                                     2007              2006
                                                -------------     -------------

         Benefit computed at statutory rate     $     293,000     $     157,000
         Income tax benefit not utilized             (293,000)         (157,000)
                                                -------------     -------------
         Net income tax benefit                 $          --     $          --
                                                =============     =============

The Company had a net operating loss carryforward for tax purposes totaling approximately $13,545,000 at February 28, 2007 expiring through the year 2027. Listed below are the tax effects of the items related to the Company's net tax asset.

         Tax benefit of net operating loss carryforward           $   4,800,000
         Valuation allowance Net deferred tax asset                  (4,800,000)
                                                                  -------------
                                                                  $          --
                                                                  =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments:
------------

         Operating Leases -
         ----------------

         In March, 2004 the Company entered into a two year operating lease at a new facility in Brooklyn, New York. The lease began on March 1, 2004 and expired on February 28, 2006. The Company is currently leasing this facility on a month-to-month basis.

         In November, 2005 the Company entered into a one year lease for office and distribution functions in Lakewood, New Jersey for the operation of their Math Channel subsidiary. This lease expired in November 2006 and automatically renewed until November 2007. It has monthly rental requirements of $1,300.

         The Company rents additional storage capacity at a Brooklyn, New York facility. This rental arrangement has no lease and is on a month-to-month basis. This rental arrangement is approximately $350 per month.

         Net rent expense, for the above facilities was $48,700 and $39,400 for the years ended February 28, 2007 and 2006, respectively.

         Employment Agreements -
         ---------------------

         The Company has employment agreements with their Chief Executive Officer (CEO), a Director and Operations Manager and the wife of the CEO, and the brother of the CEO. These employment agreements are in effect from January 1, 2005 through December 31, 2009. Total compensation for the CEO is set at $100,000 per year. For the operations manager the annual salary is $75,000. The brother of the CEO has waived his annual salary of $50,000 until such time that the Company is profitable. This salary is not being expensed for the years ended February 28, 2006 and 2007.

Contingencies:
--------------

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

NOTE 9 -  COMMON STOCK

- During the year ended February 28, 2006, the Company issued 2,100,000 shares for financial consulting and legal services. These shares were issued at market with prices ranging from $0.02 to $0.06 per share, for a total value of $64,500.

- In December 2005 the Company issued 125,000 shares of common stock, to a holder of a note payable, to obtain a one year extension on the due date of the note to December 31, 2006. These shares were valued at market for $3,750 and are recorded as a non-cash financing charge.

         In addition to the issuance of common stock, the Company granted the note holder a warrant to purchase 125,000 shares of common stock at $0.10 per share. This warrant granted on December 31, 2005, is exercisable upon issuance and has a five year life. The Company has valued this warrant under a Black-Scholes option-pricing model. The total value assigned to these warrants was $3,700 recorded as financing costs. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 266%, risk-free interest rate of 4.35%, and an expected life of five years.

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

- In May 2006 the Company entered into a one year consulting agreement commencing on June 1, 2006. In lieu of cash payment under this agreement, the Company issued 500,000 shares of common stock on June 1, 2006. These shares were issued at the market price of $0.06 per share, for a total value of $30,000. The Company recorded deferred compensation for the entire issuance to be earned over the one year consulting period. During the year ended February 28, 2007, the Company expensed $22,500, of this deferred compensation.

- During July and August 2006 the Company issued 1,600,000 shares of common stock for consulting services. These shares were issued at market prices ranging from $0.04 to $0.05 per share. The value of these shares, recorded as a non-cash compensation expense, was $74,000.

- During December 2006 the Company issued 136,250 shares of common stock for consulting services. These shares were issued at a market price of $0.05 per share. The value of these shares, recorded as a non-cash compensation expense, was $6,813.

- In December 2006 the Company issued 125,000 shares of common stock, to a holder of a note payable, to obtain a one year extension on the due date of the note to December 31, 2007. These shares were valued at market for $6,250 and are recorded as a non-cash financing charge.

         In addition to the issuance of common stock, the Company granted the note holder a warrant to purchase 125,000 shares of common stock at $0.10 per share. This warrant granted on December 31, 2006, is exercisable upon issuance and has a five year life. The Company has valued this warrant under a Black-Scholes option-pricing model. The total value assigned to these warrants was $5,600 recorded as financing costs. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 274%, risk-free interest rate of 4.70%, and an expected life of five years.

- During the year ended February 28, 2007, the Company granted a warrant to a business consultant for services rendered. A total of 100,000 shares of common stock at an exercise price of $0.02 per were granted with this warrant. This warrant has a life of five years from the date of grant. This warrant was valued at $4,990 and recorded as a non-cash financing charge. The warrant was valued using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 252%, risk-free interest rate of 4.95%, and an expected life of five years.

- On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred to as "Series E" notes. Issued with the debt, were 250,000 shares of the Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the year ended February 28, 2007 the Company amortized $1,613, of this debt discount.

- During the year ended February 28, 2007, a total of $50,000 Series C - notes payable including accrued interest of $17,000, converted into 670,000 shares of the Company's common stock at $0.10 per share, the minimum conversion price per the note payable.

- In February 2007, a total of $75,000 of demand notes payable redeemed their note principal for Series E notes. Under the terms of the Series E note, the note holder upon issuance of Series E receives 5 shares of common stock for each $1 of debt, for a total of 375,000 share of common stock. These shares have been valued at $29,950, and have been recorded as discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. Upon issuance of these Series E notes, the note holder converted all $75,000 principal of Series E into 750,000 shares of common stock, at the minimum conversion price of $0.10 per share or $75,000. The $29,950 discount on debt was fully expensed as interest upon conversion of the Series E to common stock.

NOTE 10 - STOCK WARRANTS AND OPTIONS

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

         Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of February 28, 2007, there are 1,160,000 options with a weighted average exercise price of $0.07 and a weighted average remaining life of approximately 8.34 years, remaining outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period of 3.75 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award.

         During the year ended February 28, 2006, the Company established the 2006 Incentive Compensation Plan ("2006 Plan"). Underlying the 2006 Plan a total of 3,600,000 shares are available to be granted. The 2006 Plan is effective from June 13, 2006 through June 13, 2011.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model. The Following table is a summary of the weighted average assumptions used to value the granted employee stock options during the years ended February 28, 2007 and 2006.

                                                 For the Year Ended February 28,
                                                 -------------------------------
                                                     2007              2006
                                                 ------------      -------------

                 Risk free interest rate             4.70%            4.29%
                 Expected life                     10 yrs.           5 yrs.
                 Dividend rate                       0.00%            0.00%
                 Expected volatility                  267%             244%

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

         During the year ended February 28, 2007 the Company granted options for 1,450,000 shares of the Company's common stock to various officers of the Company at exercise prices ranging from $0.04 to $0.06 per share. These options were valued at $64,500, using the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the year ended February 28, 2007. These options have a life of 10 years from the date of grant

         The Company recorded $82,811 of compensation expense, net of related tax effects, relative to stock options for the year ended February 28, 2007, in accordance with SFAS 123R. Included in such expense is the $64,500 expense related to the granting of options to various Company officers. Net loss per share, basic and diluted, for SFAS 123R expense is approximately ($0.00) for the year ended February 28, 2007.

         As of February 28, 2007, there is approximately $57,840 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 3.75 years.

         During the year ended February 28, 2006 the Company granted options for 1,700,000 shares of the Company's common stock to various officers of the Company at exercise prices ranging from $0.03 to $0.10 per share. These options were valued at $91,554, using the Black-Scholes valuation model. These options vest over a 5 year period and have a life of 10 years from the date of grant. Commencing with the adoption of SFAS 123(R), at the beginning of the fiscal year ended February 28, 2007, the expense related to unvested portion of these option grants are included in the Company's SFAS 123(R) calculation as these options vest in future periods.

         The table below sets out the pro forma amounts of net income and net income per share that would have resulted for the year ended February 28, 2006, if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123(R).


                                                                      Year Ended
                                                                       February
                                                                       28, 2006
                                                                      ---------
            Net loss available to common shareholders, as reported    $(448,668)
            Deduct:   total stock-based employee compensation
                      determined under fair value based method
                      for all awards, net of related tax effects        (15,403)
                                                                      ---------
            Pro-forma net loss available to common shareholders       $(464,091)
                                                                      =========

            Earnings per share:
                      Basic and diluted- as reported                  $   (0.01)
                                                                      =========
                      Basic and diluted- pro-forma                    $   (0.01)
                                                                      =========

         The following summarizes the stock option transactions:

                                                                Outside Option Plan
                                                             --------------------------
                                                 Weighted                    Weighted
                                Stock Options     Average    Stock Options    Average
                                 and Warrants    Exercise     and Warrants   Exercise
                                 Outstanding       Price       Outstanding     Price
                                 -----------     ---------   -------------   ----------
Balance at February 28, 2005      6,131,694      $   0.19       6,567,654    $    0.10
       Granted                    2,550,000          0.08              --           --
       Expired                           --            --              --           --
       Exercised                         --            --              --           --
                                 -----------     ---------   -------------   ----------
Balance at February 28, 2006      8,681,694      $   0.09       6,567,654    $    0.09
       Granted                           --            --       1,675,000         0.05
       Expired                           --            --        (925,000)        0.08
       Exercised                         --            --        (400,000)        0.01
                                 -----------     ---------   -------------   ----------
Balance at February 28, 2007      8,681,694      $   0.09       6,917,654    $    0.09
                                 ===========     =========   =============   ==========


The following table summarizes the outstanding and exercisable options as of February 28, 2007:

                                       Weighted       Weighted                   Weighted
                                        Average        Average                    Average
    Range of            Number         Remaining      Exercise      Number       Exercise
 Exercise Price      Outstanding     Life in Years      Price     Exercisable      Price
-----------------    ------------    -------------    --------    -----------    ---------
 $ 0.01 - $ 0.06       8,125,000       5.88 yrs.      $  0.05       7,565,000    $   0.05
 $ 0.07 - $ 0.10       5,525,000       4.04 yrs.      $  0.09       4,925,000    $   0.09
 $ 0.12 - $ 0.25       1,470,000       2.88 yrs.      $  0.24       1,470,000    $   0.24
 $ 0.30 - $ 0.90         479,348       1.64 yrs.      $  0.41         479,348    $   0.41
                     ------------    -------------    --------    -----------    ---------
                      15,599,348       3.91 yrs.      $  0.09      14,439,348    $   0.09

NOTE 11 - SUBSEQUENT EVENTS

- In March 2007, a total of $50,000 of demand notes payable, issued for consulting services in April 2006, were redeemed by the note holder for a Series E note. Under the terms of the Series E note, the note holder upon issuance of Series E receives 5 shares of common stock for each $1 of debt, for a total of 250,000 shares of common stock. These shares will be valued, and recorded as a discount on debt, that will be amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, was due and payable in March 2010. In March 2007, these demand note holders, upon conversion into these Series E notes, converted all $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The discount on debt will be fully expensed as interest due to the conversion of the Series E into common stock.

- In March and April 2007, the Company sold Series E notes totaling $450,000. Under the terms of the Series E notes, the note holders upon issuance of Series E received 5 shares of common stock for each $1 of debt, for a total of 2,250,000 shares of common stock. These shares will be valued, and recorded as a discount on debt, that will be amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. These notes, including accrued interest, will be due and payable in March and April 2010.

- In March 2007, the Company entered into, and commenced, a consulting agreement for services. A total of 1,000,000 shares of the Company's common stock will be issued for these services at a rate of 100,000 shares per month.

- In March 2007, the Company issued 350,000 shares of its common stock for services.