Form 10QSB
period 2007-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2007-07-23
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                     -------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended   MAY 31, 2007
                                         ---------------------------------------
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                    to
                                        ------------------    ------------------

        Commission file number:    0-25758
                                   ---------------------------------------------

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                   73-1293914
---------------------------------------    -------------------------------------
   (State of Other Jurisdiction of            (I.R.S. Employer Identification
    Incorporation or Organization)                         Number)

       1214 EAST 15TH STREET
            BROOKLYN, NY                                   11230
---------------------------------------    -------------------------------------
       (Address of Principal                            (Zip Code)
         Executive Offices)

                                 (718) 758-3807
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [ ] Yes [X] No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,761,422 SHARES OF COMMON STOCK, PAR VALUE $0.0001 PER SHARE, ISSUED AND OUTSTANDING AS OF JULY 20, 2007.

      Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

TABLE OF CONTENTS
-----------------

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION                                               F-1
Item 1.  Financial Statements                                                F-1
Item 2.  Management's Discussion and Analysis or Plan of Operation             2
Item 3.  Controls and Procedures                                               4

PART II - OTHER INFORMATION                                                    5
Item 1.  Legal Proceedings                                                     5
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds            5
Item 3.  Defaults Upon Senior Securities                                       6
Item 4.  Submission of Matters to a Vote of Security Holders                   6
Item 5.  Other Information                                                     6
Item 6.  Exhibits                                                              7

SIGNATURES                                                                     8

                                               PART I
                                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                                        CONSOLIDATED BALANCE SHEET
                                                                                      MAY 31, 2007
--------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)

                                               ASSETS

CURRENT ASSETS
    Cash                                                                         $         141,041
    Accounts receivable, less allowance for
         doubtful accounts of $21,997                                                       49,084

    Inventories                                                                              6,730
    Prepaid expenses                                                                        61,225
                                                                                -------------------
         Total current assets                                                              258,080
                                                                                -------------------

FURNITURE AND EQUIPMENT, net                                                                12,404
INTANGIBLE ASSETS, net                                                                      47,850
OTHER ASSETS                                                                                30,136
                                                                                -------------------

                                                                                 $         348,470
                                                                                ===================

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable                                                                $       2,205,525
    Accounts payable and accrued expenses                                                4,090,489
                                                                                -------------------
         Total Current Liabilities                                                       6,296,014
                                                                                -------------------

LONG TERM DEBT:
    Notes Payable, net of discount of $195,061                                             304,939

STOCKHOLDERS' DEFICIT
    Preferred stock, Series A, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                                        -
    Preferred stock, Series B, $0.01 par value
         50 shares authorized
         no shares issued and outstanding                                                        -
    Common stock, $0.0001 par value
         100,000,000 shares authorized
         46,726,917 shares issued and outstanding                                            4,673
    Stock subscription receivable                                                           (4,000)
    Additional paid-in capital                                                          14,628,772
    Accumulated deficit                                                                (20,881,928)
                                                                                -------------------
         Total Stockholders' Deficit                                                    (6,252,483)
                                                                                -------------------

                                                                                 $          348,470
                                                                                ===================


      The accompanying notes are an integral part of these consolidated financial statements.



                                              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------

                                                                For the Three Months Ended
                                                                          May 31,
                                                          --------------------------------------
                                                                2007                 2006
                                                          -----------------    -----------------
                                                            (Unaudited)            (Unaudited)

NET SALES                                                  $       179,742      $       246,319
COST OF SALES                                                       28,865               16,931
                                                          -----------------    -----------------
GROSS PROFIT                                                       150,877              229,388

SELLING, GENERAL AND ADMINISTRATIVE                                457,921              304,100
                                                          -----------------    -----------------

LOSS FROM OPERATIONS                                              (307,044)             (74,712)
                                                          -----------------    -----------------

OTHER INCOME (EXPENSE)
    Cancellation of Debt                                           46,174
    Interest Expense                                             (127,291)              (56,973)
                                                          -----------------    -----------------
         Total other expense                                      (81,117)              (56,973)
                                                          -----------------    -----------------

NET LOSS                                                   $     (388,161)      $      (131,685)
                                                          =================    =================

BASIC AND DILUTED LOSS PER SHARE                           $        (0.01)      $         (0.00)
                                                          =================    =================

WEIGHTED-AVERAGE SHARES OUTSTANDING                            44,703,004            37,220,667
                                                          =================    =================


     The accompanying notes are an integral part of these consolidated financial statements.



                                                                   MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------

                                                                                     For the Three Months Ended
                                                                                              May 31,
                                                                             ----------------------------------------
                                                                                    2007                 2006
                                                                             -------------------  -------------------
                                                                                 (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $        (388,161)   $        (131,685)
Adjustments to reconcile net loss to net cash
    used in operating activities
        Depreciation and amortization                                                     7,429                7,857
        Forgiveness of debt                                                             (46,174)                   -
        Amortization of prepaid contract for service                                     10,938                    -
        Amortization of deferred compensation                                             9,875                    -
        Amortization of discount on debt                                                 57,351                  293
        Non-cash expense related to amortization of prepaid
            consulting expenses acquired with notes payable                                   -                7,292
        Stock based compensation                                                         99,378                4,578
        Common stock issued for:
            Services                                                                     58,500                    -
Changes in Operating assets and Liabilities:
    Accounts receivable                                                                  13,750               13,246
    Inventories                                                                             671                4,765
    Prepaid expenses and other assets                                                   (40,229)              (1,256)
    Accounts Payable and accrued expenses                                                 8,826               18,624
                                                                             -------------------  -------------------
Net cash used in operating activities                                                  (207,846)             (76,286)
                                                                             -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                                                  (1,500)                   -
    Increase in intangibles                                                              (1,800)             (12,101)
    Decrease in cash deficit                                                            (16,113)                   -
                                                                             -------------------  -------------------
Net cash used in investing activities                                                   (19,413)             (12,101)
                                                                             -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes payable                                             450,000               87,500
    Repayment of note payable                                                           (81,700)              (1,000)
                                                                             -------------------  -------------------
Net cash provided by financing activities                                               368,300               86,500
                                                                             -------------------  -------------------

Net increase (decrease) in cash                                                         141,041               (1,887)

CASH, BEGINNING OF PERIOD                                                                     -                2,654
                                                                             -------------------  -------------------

CASH, END OF PERIOD                                                           $         141,041    $             767
                                                                             ===================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    INTEREST PAID                                                             $               -    $               -
                                                                             ===================  ===================
    INCOME TAXES PAID                                                         $               -    $               -
                                                                             ===================  ===================

NON-CASH INVESTING AND FINANCING ACTIVITIES
    Common stock issued:
         Settlement of accounts payable and accrued expenses                  $               -    $          12,500
                                                                             ===================  ===================
         With issuance of debt                                                $         236,250    $           5,275
                                                                             ===================  ===================
         Exercise of option / stock subscription receivable                   $               -    $           4,000
                                                                             ===================  ===================
         Deferred compensation paid in common stock                           $          97,000    $               -
                                                                             ===================  ===================
         Conversion of debt to common stock                                   $          50,000    $               -
                                                                             ===================  ===================
    Debt issued for
         Consulting services                                                  $               -    $          87,500
                                                                             ===================  ===================


                The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-3

              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended February 28, 2008. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 28, 2007.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of approximately $20,882,000 and a working capital deficiency of approximately $6,038,000 at May 31, 2007. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

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

STOCK BASED COMPENSATION

Effective March 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2007 included 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) would include quarterly amortization related to stock-based awards granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of May 31, 2007, there are 1,160,000 options with a weighted average exercise price of $.07 and a weighted average remaining life of approximately 8.34 years, remaining outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 1/4 years to 3-1/2 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award.

When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The assumptions in the table below are weighted based on all options granted in the respective period.

                                      For the Three Months Ended May 31,
                                   ---------------------------------------
                                          2007                 2006
                                   ------------------   ------------------
    Risk free interest rate               4.64%                  *
    Expected life                           10                   *
    Dividend rate                            0%                  *
    Expected volatility                    271%                  *

    -------------
    * The Company did not grant any Options during the three months ended May 31, 2006

During the quarter ended May 31, 2007 the Company granted options for 500,000 shares of the Company's common stock to the Company's CEO and President at an exercise price of $0.10 per share. These options were valued with the use of the Black-Scholes valuation model at $0.10 per share, or $50,000. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the three months ended May 31, 2007. These options expire ten years from the date of grant.

During the quarter ended May 31, 2007 the Company extended the exercise period of options, for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options have been extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options, with their extended exercise period, were valued with the use of the Black-Scholes valuation model at $0.0448 per share, or $44,800. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the three months ended May 31, 2007.

The Company recorded $99,378 and $4,578 of compensation expense, net of related tax effects, relative to stock options for the quarters ended May 31, 2007 and 2006, respectively, in accordance with SFAS 123R. Included in such expense for the quarter ended May 31, 2007 is the expenses associated with the granting of the above mentioned options for 500,000 shares at $0.10, and the extension of the expiration date of options for 1,000,000 shares at $0.07, both these options granted to the Company's President and CEO. Net loss per share, basic and diluted, for SFAS 123R expense is approximately ($0.00) and ($0.00), for the quarters ended May 31, 2007 and 2006, respectively.

As of May 31, 2007, there is approximately $53,262 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 3-1/2 years.

NOTE 4 - NOTES PAYABLE

-     Short-term Notes Payable

As of May 31, 2007 the Company was obligated for the following short term, or due upon demand, notes payable:

      a)   10% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 10% per annum. During the quarter ended May 31, 2007 the Company repaid $81,700 of these
            demand notes payable                                                    490,613

      b) During the year ended February 28, 2007, the Company issued at various times, demand notes totaling $124,846 for cash. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes.

            On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes ("Series E"). The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the year quarter ended May 31, 2007, the Company expensed $10,938, of this deferred compensation.



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

            In March 2007, one of these notes payable for $50,000 of redeemed their note principal for a Series E note. Under the terms of the
            Series E note, the note holder upon issuance of Series E receives 5 shares of common stock for each $1 of debt, for a total of 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the company recognized a beneficial conversion of $12,500 related to the Series
            E. As Series E are immediately convertible to common stock, this
            Series E was issued and convertible at a rate below market on the date of issuance of the Series E. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The
            $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest expense
            upon conversion of the Series E into common stock.                       86,846

      c)   8% notes, unsecured, payable on demand. These advances accrue
            interest based on an annualized rate of 8% per annum.                   750,000

      d)   Non-interest bearing notes, unsecured, payable on demand. During the year ended February 28, 2007, the Company repaid $1,000 of these
            notes payable.                                                          201,676

      e)   17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price
            cannot be lower than $0.55 per share, or more than $3.55 per share.     250,000

      f)   10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or
            50% of the average closing bid during the five trading days prior to
            notice of conversion, but not lower than $.10 per share.                401,390

      g) 10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

            During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into
            670,000 shares of the Company's common stock at $0.10 per share.         25,000
                                                                                -----------

                                                                                $ 2,205,525
                                                                                ===========



Certain of the above notes payable are from stockholders of the Company.

-     Long-Tern Note Payable:

As of May 31, 2007 the Company was obligated for the following long-term notes payable:

            On April 10, 2006, the Company issued a 10% unsecured convertible promissory note in the amount of $50,000, referred $ 50,000 to as
            "Series E" notes. Issued with the debt, were 250,000 shares of the
            Company's common stock value at $5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the year ended February 28, 2007 the Company amortized $1,613, of this debt discount. The debt is convertible at
            $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10, 2009,
            and is classified as long term debt.                                $    50,000

            In March and April 2007, the Company issued an additional $450,000 of Series E notes payable. Issued with this debt were 2,250,000 shares of the Company's common stock value at $205,000, which the
            Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the quarter ended May 31, 2007 the
            Company amortized $13,161, of this debt discount. These Series E notes payable have a 3 year life from the date of issuance. The debt is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder
            giving notice of conversion, but not lower than $.10 per share.         450,000
                                                                                -----------
                                                                                    500,000
                                                                                -----------
            Less: Unamortized portion of Debt Discount                             (195,061)
                                                                                -----------
                                                                                $   304,939
                                                                                ===========

NOTE 5 - COMMON STOCK

- Related to the conversion of a 50,000 demand note payable into a Series E note payable the Company issued 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the company recognized a Beneficial conversion of $12,500 related to the Series E having an immediate conversion provision that was below market on the date of conversion. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000.

- In March and April 2007, the Company issued an additional $450,000 of Series E notes payable. Issued with this debt were 2,250,000 shares of the Company's common stock value at $205,000, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted.

- In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During each of the three months in the quarter ended May 31, 2007 the Company issued 100,000 shares of common stock, for a total of 300,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded the issuance of these shares as a consulting expense included in selling, general and administrative expenses.

- In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000, and have been recorded as a deferred compensation expense, netted against Additional Paid in Capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. As of May 31, 2007, and for the quarter then ended a total of $2,375 has been expensed for this consulting agreement.

- In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against Additional Paid in Capital. As of May 31, 2007, no compensation expense has been recognized under this agreement, as services have not commenced.

- During the quarter ended May 31, 2007 the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement entered into in June 2006 and paid for in common stock, which concluded in May 2007.

- During the quarter ended May 31, 2007 the Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500. This expense has been recorded as a selling, general and administrative expense.

NOTE 6 - CANCELLATION OF DEBT

In June 2007 the Company settled an outstanding debt with a creditor for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses for the quarter ended May 31, 2007. The debt originally for $63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments:

      Financial Consulting Agreement:

      In March 2007 the Company entered into a financial consulting agreement for a twenty-four month period. Under the terms of this agreement, the consultant is to receive 10% of all monies raised, should an investment, merger, joint-venture, financing or similar transaction be consummated between the Company and any party introduced by the consultant. The consultant procured $400,000 of the Series E notes that were issued during the quarter ended May 31, 2007. The resultant $40,000 financing charge from this financing has been recorded as a prepaid expense and is to be amortized over the three year life of the Series E notes, or until such time that the Series E notes are converted. The Company has amortized $2,431 of this prepaid financing, which is accounted for as interest expense for the quarter ended May 31, 2007.

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

NOTE 8 - SUBSEQUENT EVENTS

- In June 2007, the Company issued two Series E notes for $50,000 each, for a total of $100,000. In accordance with Series E notes, the Company issued 1,000,000 shares of common stock to be recorded as a debt discount. The Series E is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. These notes, including accrued interest, are due three years for the date of issuance.

- In June 2007 the Company extended the service agreement that they had previously entered into on April 10, 2006 with the issuance of promissory notes payable, which have a provision allowing them to convert to Series E notes payable. These original agreements had a two year, or twenty-four month, month service period. These service agreements were with two individual consultants, who are also shareholders of the Company. These service agreements have been extended to April 9, 2009.

      In connection with the extension for the service agreement by an additional year until April 9, 2009, each consultant received 500,000 of the Company's common stock, for a total of 1,000,000 shares of common stock. In addition, the original service agreement was amended to provide each consultant with 500,000 shares of the Company's common stock, for a total of 1,000,000 shares of common stock, for services to be provided in the second year of the original service contract, such year to end on April 9, 2008. The issuance of the common stock to extend the consulting agreement, and to supplement the compensation of the consultants in the second year of the agreement, will be expensed over the respective periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT WE BELIEVE ARE, OR MAY BE CONSIDERED TO BE, "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT REGARDING THE PROSPECTS OF OUR INDUSTRY OR OUR PROSPECTS, PLANS, FINANCIAL POSITION OR BUSINESS STRATEGY, MAY CONSTITUTE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "INTEND," "ESTIMATE," "FORESEE," "PROJECT," "ANTICIPATE," "BELIEVE," "PLANS," "FORECASTS," "CONTINUE" OR "COULD" OR THE NEGATIVES OF THESE TERMS OR VARIATIONS OF THEM OR SIMILAR TERMS. FURTHERMORE, SUCH FORWARD-LOOKING STATEMENTS MAY BE INCLUDED IN VARIOUS FILINGS THAT WE MAKE WITH THE SEC OR PRESS RELEASES OR ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO ANY FORWARD-LOOKING STATEMENTS. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED IN THIS REPORT.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006.

Net sales for the three months ended May 31, 2007 were $179,742, compared to $246,319 for the three months ended May 31, 2006. The Company incurred less advertising expenditures during the period ended May 31, 2007 as compared with the period ended May 31, 2006 which resulted in lower sales overall for the three months ended May 31, 2007. This lower advertising was a consequence of a more competitive internet environment which provided limited opportunistic advertising purchases for the Company. The Company has since retained an internet advertising agency to develop new advertising strategies to expand the Company's advertising options.

Gross profit was $150,877 for the three months ended May 31, 2007, compared to $229,388 for the three months ended May 31, 2006. This decrease was due to lower sales.

Selling, general and administrative expenses (SG&A) were $457,921 for the three months ended May 31, 2007, compared to $304,100 for the three months ended May 31, 2006. This increase was related primarily to the expensing of the vested quarterly portion of stock options granted to employees, for the quarter ended May 31, 2007 of $99,378, versus an expense of $4,578 for the quarter ended May 31, 2006. In addition, the Company experienced more expenses in the May 31, 2007 quarter, versus the May 31, 2006 quarter, as the Company expanded operations related to their Math Channel, Inc. subsidiary. Also during the quarter ended May 31, 2007 the Company engaged more consultants to assist the Company in developing a marketing and media campaign for its Math Made Easy and tutorial services. These services have generally been obtained through the issuance of the Company's common stock. If the common stock is issued for an extended period of service, the Company records the proportional share of expense related for the period in which the services were obtained. Any unearned expense, for services obtained with the issuance of common stock, is recorded as a deferred compensation and is netted in the additional paid in capital of the Company.

During the June 2007 the Company settled an outstanding debt with a creditor for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses for the quarter ended May 31, 2007. The debt originally for 63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007. There was no debt settlement in the quarter ended May 31, 2006.

Interest expense was $127,291 for the three months ended May 31, 2007 as compared to $56,973 for the three months ended May 31,2006. The Company has entered into new notes payable subsequent to May 31, 2006, resulting in increased interest expense for the three months ended May 31, 2007. During the quarter ended May 31, 2007 the Company issued $450,000 Series E notes payable for cash. The Series E debt has a discount related to common stock that is issued with the issuance of Series E. This discount is expensed over the life of the Series E, or until such time as the Series E converts to common stock or is redeemed, at which time any remaining portion of unexpensed discount is expensed. The amortization of the debt discount is a non-cash expense accounted for as interest expense. This amortization of debt discount for Series E entered into during the quarter ended May 31, 2007, as well as Series E entered into in the year ended February 28, 2007, resulted in approximately $13,600 of interest expense.

In addition to the Series E notes issued for cash, the Company converted an existing promissory note of $50,000 to a Series E note that immediately converted the Series E note to common stock. This Series E issuance had a discount for the 250,000 shares of common stock issued upon the initial conversion from a promissory note into a Series E note of $31,250. In addition, to the discount, this Series E had a beneficial conversion of $12,500 related to this Series E. As Series E are immediately convertible to common stock, this Series E was issued and convertible at a rate below market on the date of issuance of the Series E. This beneficial conversion was valued at $12, 500. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest expense upon conversion of the Series E into common stock.

LIQUIDITY AND CAPITAL RESOURCES.

At May 31, 2007, the Company had a cash of approximately $141,000. During the quarter ended May 31, 2007 the Company issued $450,000 worth of Series E notes payable for cash, while repaying $81,700 of promissory notes payable.

The Company continues to suffer recurring losses and has an accumulated deficit of approximately $20,882,000 and a working capital deficiency of approximately $6,038,000 at May 31, 2007. In addition, the Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company may have to incur increased capital expenditures as it seeks to expand its product lines and tutorial services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful or that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it may be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

The report of our independent registered auditors on our consolidated financial statements for the years ended February 28, 2007 and February 29, 2006 contains an explanatory paragraph, assuming that the Company will continue as a going concern. The report mentioned that we have incurred losses, have an accumulated deficit and have a working capital deficiency. In addition the report mentioned the on-going situation with the IRS regarding payroll taxes in arrears. This report raised substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

The Company had cash of $141,041 as of May 31, 2007, compared to a bank overdraft of $16,113 as of February 28, 2007 and cash of $767 as of May 31, 2006.

Net cash used in operating activities during the three months ended May 31, 2007 was $207,846, compared to net cash used in operating activities of $76,286 for the three months ended May 31, 2006.

Net cash used in investing activities during the three months ended May 31, 2007 was $19,413, compared to net cash used in investing activities of $12,101 for the three months ended May 31, 2006.

Net cash provided by financing activities during the three months ended May 31, 2007 was $368,300, compared to net cash provided by financing activities of $86,500 for the three months ended May 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended February 28, 2007 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principals. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

      The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. The office is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

      The Company is subject to a claim for Federal payroll and unemployment taxes for approximately, $400,000, and $100,000, respectively, which the Company is disputing. With regard to the Federal payroll taxes the Company has received notice of a levy in the amount of $83,448.33 against certain of the Company's assets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the above arrears. The Company has filed a 941c adjustment which should eliminate all or at least a substantial portion of these tax arrears. It is doing so under advice of legal counsel who specializes in payroll tax issues. There is no assurance that the Company will be successful in resolving this dispute and having these liens removed.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended May 31, 2007, the Company issued the following securities upon reliance on the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

   o On March 29, 2007 the Company granted options for 500,000 shares of the Company's common stock to the Company's CEO and President at an exercise price of $0.10 per share. These options are exercisable upon grant and expire ten years from the date of grant.

   o In March 2007 the Company extended the exercise period of options for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options have been extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options are exercisable upon grant.

   o In March and April 2007, the Company issued an additional $450,000 of Series E Notes to credit worthy investors. Issued with this debt were 2,250,000 shares of the Company's common stock.

   o On March 1, 2007, the Company converted a 50,000 demand note payable, issued to a credit worthy investor and shareholder of the Company, into a Series E note payable in connection which the Company issued 250,000 share of common stock. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock.

   o In March 2007, the Company entered into a one year advertising and marketing consulting agreement with consultants experienced in these areas of commerce. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During each of the three months in the quarter ended May 31, 2007 the Company issued 100,000 shares of common stock, for a total of 300,000 shares of common stock.

   o On May 15, 2007, the Company entered into an investor relations consulting agreement with a financial consulting firm. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. As of May 31, 2007, and for the quarter then ended a total of $2,375 has been expensed for this consulting agreement.

   o In March 2007, the Company entered into a financial consulting agreement with a financial consultant. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against Additional Paid in Capital. As of May 31, 2007, no compensation expense has been recognized under this agreement, as services have not commenced.

   o During the quarter ended May 31, 2007 the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement from June 2006, which concluded in May 2007, which required the issuance of 500,000 shares of common stock in May 2006.

   o On March 15, 2007 the Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENTS:

- In June 2007, the Company issued two Series E notes for $50,000 each, for a total of $100,000. In accordance with Series E notes, the Company issued 1,000,000 shares of common stock to be recorded as a debt discount. The Series E is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. These notes, including accrued interest, are due three years for the date of issuance.

- In June 2007 the Company extended the service agreement that they had previously entered into on April 10, 2006 with the issuance of promissory notes payable, which have a provision allowing them to convert to Series E notes payable. These original agreements had a two year, or twenty-four month, month service period. These service agreements were with two individual consultants, who are also shareholders of the Company. These service agreements have been extended to April 9, 2009.

         In connection with the extension for the service agreement by an additional year until April 9, 2009, each consultant received 500,000 of the Company's common stock, for a total of 1,000,000 shares of common stock. In addition, the original service agreement was amended to provide each consultant with 500,000 shares of the Company's common stock, for a total of 1,000,000 shares of common stock, for services to be provided in the second year of the original service contract, such year to end on April 9, 2008. The issuance of the common stock to extend the consulting agreement, and to supplement the compensation of the consultants in the second year of the agreement, will be expensed over the respective periods.

ITEM 6.  EXHIBITS.

 EXHIBIT NO.     DESCRIPTION
-------------    ---------------------------------------------------------------

    31.1 Certification by Barry Reichman, the Principal Executive and Accounting Officer of Multi-Media Tutorial Services, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

    32.1 Certification of Barry Reichman, the Principal Executive and Accounting Officer of Multi-Media Tutorial Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MULTI-MEDIA TUTORIAL SERVICES, INC.

Dated:  July 23, 2007                  By: /s/ BARRY REICHMAN
                                           -------------------------------------
                                           Barry Reichman
                                           Chief Executive Officer and Chief
                                           Financial Officer (Principal
                                           Executive and Accounting Officer) of
                                           Multi-Media Tutorial Services, Inc.

                                  EXHIBIT INDEX

 EXHIBIT NO.     DESCRIPTION
-------------    ---------------------------------------------------------------

    31.1 Certification by Barry Reichman, the Principal Executive and Accounting Officer of Multi-Media Tutorial Services, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

    32.1 Certification of Barry Reichman, the Principal Executive and Accounting Officer of Multi-Media Tutorial Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002