Form 10QSB
period 2007-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2007-10-15
CIK 935496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                              73-1293914
   (State or other jurisdiction                   (IRS Employer
         of incorporation)                      Identification No.)

                 1214 East 15th Street Brooklyn, New York 11230
              (Address and Zip Code of Principal Executive Offices)

                  Registrant's Telephone Number: (718)758-3807

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report) N/A

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

As of October 15, 2007, there were 51,519,232 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): [ ] Yes [X] No

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
AUGUST 31, 2007
--------------------------------------------------------------------------------

                                                                           PAGE
                                                                           ----


PART I - FINANCIAL INFORMATION
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

                              MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                 AUGUST 31, 2007
--------------------------------------------------------------------------------
                                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                             $     82,670
  Accounts receivable, less allowance for
    doubtful accounts of $14,940                                         65,214
  Inventories                                                             5,030
  Prepaid expenses                                                       87,198
                                                                   ------------
    Total current assets                                                240,112
                                                                   ------------

FURNITURE AND EQUIPMENT, net                                             16,454
INTANGIBLE ASSETS, net                                                   55,503
OTHER ASSETS                                                             30,136
                                                                   ------------

                                                                   $    342,205
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Notes payable                                                    $  2,188,525
  Accounts payable and accrued expenses                               4,059,144
                                                                   ------------
    Total Current Liabilities                                         6,247,669
                                                                   ------------

LONG TERM DEBT:
  Notes Payable, net of discount of $277,115                            372,885
                                                                   ------------

                                                                      6,620,554
                                                                   ------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
  Preferred stock, Series A, $0.01 par value
    1,000,000 shares authorized no shares
    issued and outstanding                                                    -
  Preferred stock, Series B, $0.01 par value
    50 shares authorized no shares issued and
    outstanding                                                               -
  Common stock, $0.0001 par value 100,000,000
    shares authorized 51,110,422 shares issued
    and outstanding                                                       5,111
  Stock subscription receivable                                          (4,000)
  Additional paid-in capital                                         14,948,832
  Accumulated deficit                                               (21,228,292)
                                                                   ------------
    Total Stockholders' Deficit                                      (6,278,349)
                                                                   ------------

                                                                   $    342,205
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                               MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                  AUGUST 31, 2007
----------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)


                                               For the Three Months Ended           For the Six Months Ended
                                                       August 31,                          August 31,
                                            --------------------------------    --------------------------------
                                                 2007              2006              2007              2006
                                            --------------    --------------    --------------    --------------
                                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

NET SALES                                   $      177,133    $      177,280    $      356,875    $      423,599
COST OF SALES                                       27,725            24,135            56,590            41,066
                                            --------------    --------------    --------------    --------------
GROSS PROFIT                                       149,408           153,145           300,285           382,533

SELLING, GENERAL AND ADMINISTRATIVE                334,754           346,091           792,675           650,191
                                            --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                              (185,346)         (192,946)         (492,390)         (267,658)
                                            --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSE)
       Cancellation of Debt                              -                              46,174
       Interest Expense                           (161,018)          (59,190)         (288,309)         (116,163)
                                            --------------    --------------    --------------    --------------
                                                  (161,018)          (59,190)         (242,135)         (116,163)
                                            --------------    --------------    --------------    --------------

NET LOSS                                    $     (346,364)   $     (252,136)   $     (734,525)   $     (383,821)
                                            ==============    ==============    ==============    ==============

BASIC AND DILUTED LOSS PER SHARE            $        (0.01)   $        (0.01)   $        (0.02)   $        (0.01)
                                            ==============    ==============    ==============    ==============

WEIGHTED-AVERAGE SHARES OUTSTANDING             50,043,165        38,655,450        47,373,085        38,832,839
                                            ==============    ==============    ==============    ==============


             The accompanying notes are an integral part of these consolidated financial statements.


                                                                                  MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                                                                     AUGUST 31, 2007
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (Unaudited)

                                                                                                     For the Six Months Ended
                                                                                                            August 31,
                                                                                               ------------------------------------
                                                                                                     2007                2006
                                                                                               ----------------    ----------------
                                                                                                  (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                                                                     $       (734,525)   $       (383,821)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities
    Depreciation and amortization                                                                        12,090              15,714
    Forgiveness of debt                                                                                 (46,174)                  -
    Amortization of prepaid contract for service                                                         21,875              18,229
    Amortization of deferred compensation                                                                61,625               7,500
    Amortization of discount on debt                                                                     98,530                 733
    Non-cash expense related to amortization of prepaid
      consulting expenses acquired with notes payable                                                         -                   -
    Stock based compensation                                                                            121,456              21,657
    Common stock issued for:
      Services                                                                                           93,500              74,000
Changes in Operating assets and Liabilities:
  Accounts receivable                                                                                    (2,380)             44,781
  Inventories                                                                                             2,371               3,382
  Prepaid expenses and other assets                                                                     (77,139)             (1,256)
  Accounts Payable and accrued expenses                                                                 (16,082)             83,077
                                                                                               ----------------    ----------------
Net cash used in operating activities                                                                  (464,853)           (116,004)
                                                                                               ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                                    (7,464)             (3,581)
  Increase in intangibles                                                                               (12,200)            (13,455)
  Security deposit on new facility                                                                            -              (2,600)
                                                                                               ----------------    ----------------
Net cash used in investing activities                                                                   (19,664)            (19,636)
                                                                                               ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                                               650,000             123,500
  Repayment of note payable                                                                             (66,700)             (1,000)
  Cash deficit                                                                                          (16,113)             10,486
                                                                                               ----------------    ----------------
Net cash provided by financing activities                                                               567,187             132,986
                                                                                               ----------------    ----------------

Net increase (decrease) in cash                                                                          82,670              (2,654)

CASH, BEGINNING OF PERIOD                                                                                     -               2,654
                                                                                               ----------------    ----------------

CASH, END OF PERIOD                                                                            $         82,670    $              -
                                                                                               ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  INTEREST PAID                                                                                $              -    $              -
                                                                                               ================    ================
  INCOME TAXES PAID                                                                            $              -    $              -
                                                                                               ================    ================

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued:
    Settlement of accounts payable and accrued expenses                                        $              -    $         12,500
                                                                                               ================    ================
    With issuance of debt                                                                      $        354,505    $          5,275
                                                                                               ================    ================
    Exercise of option / stock subscription receivable                                         $              -    $          4,000
                                                                                               ================    ================
      Deferred compensation paid in common stock                                               $        317,000    $         30,000
                                                                                               ================    ================
      Services                                                                                                               74,000
                                                                                               ================    ================
      Conversion of debt to common stock                                                       $        132,000    $              -
                                                                                               ================    ================
    Debt issued for
      Consulting services                                                                      $              -    $         87,500
                                                                                               ================    ================


                         The accompanying notes are an integral part of these consolidated financial statements.



                                                                                  MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
                                                                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                                                                     AUGUST 31, 2007
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         (Unaudited)

                                          Common Stock                  Stock         Additional
                                 --------------------------------    Subscription      Paid-In       Accumulated
                                     Shares            Amount         Receivable       Capital         Deficit          Total
                                 --------------    --------------   --------------   ------------   -------------   ---------------

Balance, February 28, 2007           41,826,917    $        4,183   $       (4,000)  $ 14,162,759   $ (20,493,767)  $    (6,330,825)
                                 ==============    ==============   ==============   ============   =============   ===============

Common Stock issued for:                                                                               20,493,767

Services                              1,900,000               190                          68,185                            68,375

Series E debt financing               2,500,000               250                          236,000                          236,250

Conversion of debt                      500,000                50                          49,950                            50,000
Beneficial conversion
  feature with debt                                                                        12,500                            12,500
Employee stock options                                                                     99,378                            99,378
Net Loss                                                                                                 (388,161)         (388,161)
                                 --------------    --------------   --------------   ------------   -------------   ---------------

Balance, May 31, 2007                46,726,917    $        4,673   $       (4,000)  $ 14,628,772   $    (388,161)  $    (6,252,483)
                                 --------------    --------------   --------------   ------------   -------------   ---------------

Common Stock issued for:

Services                              2,400,000               240                          86,510                            86,750

Series E debt financing               1,091,725               109                         118,146                           118,255

Conversion of debt                      891,780                89                          93,326                            93,415
Employee stock options                                                                     22,078                            22,078
Net Loss                                                                                                 (346,364)         (346,364)
                                 --------------    --------------   --------------   ------------   -------------   ---------------

Balance, August 31, 2007             51,110,422    $        5,111   $       (4,000)  $ 14,948,832   $    (734,525)  $    (6,278,349)
                                 ==============    ==============   ==============   ============   =============   ===============


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-4

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc., a Delaware corporation ("MMTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 2007 are not necessarily indicative of the results that August be expected for the year ended February 28, 2008. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 28, 2007.

NOTE 2 - GOING CONCERN; INTERNAL REVENUE SERVICE FEDERAL TAX LIEN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of $21,225,508 and a working capital deficiency of $6,007,557 at August 31, 2007. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of MMTS and its wholly-owned subsidiaries, Video Tutorial Services, Inc. ("VTS") and Math Channel, Inc. ("Math Channel"). All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc. is an affiliated company of the Company which handles the billing process for MMTS and VTS. All intercompany transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

The Company classifies highly liquid temporary investments with an original maturity of six months or less when purchased as cash equivalents.

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities. The amount shown for notes payable also approximates fair value because the current interest rates offered to the Company for debt of similar maturities are substantially the same.

STOCK BASED COMPENSATION

Effective March 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first six months of fiscal year 2007 included 1) six months amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) would include six months amortization related to stock-based awards granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the Company measures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of August 31, 2007, there are 2,160,000 options with a weighted average exercise price of $0.075 and a weighted average remaining life of approximately eight years, remaining outstanding and continue to be measured at the intrinsic value over their remaining vesting period ranging from 1/4 years to 3-1/2 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award.

When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The assumptions in the table below are weighted based on all options granted in the respective period.

         ---------------------------- --------------------------------- ---------------------------------
                                         For the Three Months Ended         For the Six Months Ended
                                                 August 31,                        August 31,
         ---------------------------- --------------------------------- ---------------------------------
                                            2007             2006*            2007             2006*
         ---------------------------- ---------------- ---------------- ---------------- ----------------
         Risk free interest rate:           4.64%             --              4.65%              --
         ---------------------------- ---------------- ---------------- ---------------- ----------------
         Expected life:                       10              --                10               --
         ---------------------------- ---------------- ---------------- ---------------- ----------------
         Dividend rate:                        0%             --                 0%              --
         ---------------------------- ---------------- ---------------- ---------------- ----------------
         Expected Volatility:                271%             --               270%              --
         ---------------------------- ---------------- ---------------- ---------------- ----------------

* The Company did not grant any Options during the six months ended August 31, 2006

During the six months ended August 31, 2007 the Company granted options for 750,000 shares of the Company's common stock to the Company's CEO and President, 500,000 were granted at an exercise price of $0.10 per share and 250,000 at an exercise price of $0.07 per share. These options were valued with the use of the Black-Scholes valuation model at $0.10 per share, or $50,000. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the six months ended August 31, 2007. These options expire ten years from the date of grant. During the six months ended August 31, 2007 the Company extended the exercise period of options, for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options were extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options, with their extended exercise period, were valued with the use of the Black-Scholes valuation model at $0.0448 per share, or $44,800. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the six months ended August 31, 2007.

The Company recorded $121,456 and $21,656 of compensation expense, net of related tax effects, relative to stock options for the six months ended August 31, 2007 and 2006, respectively, in accordance with SFAS 123R. Included in such expense for the six months ended August 31, 2007 is the expenses associated with the granting of the above mentioned options for 500,000 shares at $0.10, 250,000 options at $0.07 and the extension of the expiration date of options for 1,000,000 shares at $0.07, both these options granted to the Company's President and CEO. Net loss per share, basic and diluted, for SFAS 123R expense is approximately ($0.02) and ($0.01), for the six months ended August 31, 2007 and 2006, respectively.

As of August 31, 2007, there is approximately $49,201 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 3-1/2 years.

NOTE 4 - NOTES PAYABLE

SHORT-TERM NOTES PAYABLE

a)    10% notes, unsecured, payable on demand. These advances
      accrue interest based on an annualized rate of 10% per
      annum. During the quarter ended May 31, 2007 the Company
      repaid $81,700 of these demand notes payable.               $      490,613
--------------------------------------------------------------------------------
b) On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes ("Series E"). The
      Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the year quarter ended May 31, 2007, the Company expensed $10,938, of this deferred compensation.

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

      In March 2007, one of these notes payable for $50,000 of
      redeemed their note principal for a Series E note. Under
      the terms of the Series E note, the note holder upon
      issuance of Series E receives 5 shares of common stock
      for each $1 of debt, for a total of 250,000 share of
      common stock. These shares have been valued at $31,250,
      and have been recorded as a discount on debt, that was
      to have been amortized and expensed as interest over the
      life of the debt, or until such time as the debt was
      converted. In addition, the company recognized a
      beneficial conversion of $12,500 related to the Series
      E. As Series E are immediately convertible to common
      stock, this Series E was issued and convertible at a
      rate below market on the date of issuance of the Series
      E. The Series E debt is convertible at $.50 per share,
      or 50 percent of the average closing bid during the five
      trading days prior to the note holder giving notice of
      conversion, but not lower than $.10 per share. This
      Series E note, including accrued interest, was due and
      payable in March 2010. On the date of conversion from a
      demand note to a Series E note, the note holder
      converted the $50,000 Series E principal into 500,000
      shares of common stock valued at $0.10 per share or
      $50,000. The $31,250 discount on debt, plus the $12,500
      beneficial conversion feature, was fully amortized, and
      recorded as an interest expense upon conversion of the
      Series E into common stock.                                         69,846
--------------------------------------------------------------------------------

c)    8% notes, unsecured, payable on demand. These
      advances accrue interest based on an annualized
      rate of 8% per annum.                                              750,000
--------------------------------------------------------------------------------
d)    Non-interest bearing notes, unsecured, payable on
      demand.                                                            201,676
--------------------------------------------------------------------------------
e)    17% convertible unsecured notes payable on demand;
      the notes are convertible into common stock at a
      price of $1.2656 per share or an alternate
      conversion of 75% of the closing bid for the first
      five trading days prior to conversion. The
      alternate conversion price cannot be lower than
      $0.55 per share, or more than $3.55 per share.                     250,000
--------------------------------------------------------------------------------

f)    10% convertible unsecured notes, payable on
      demand. The notes are convertible into common
      stock at a price of the lesser of $.50 or 50% of
      the average closing bid during the five trading
      days prior to notice of conversion, but not lower
      than $.10 per share.                                               401,390
--------------------------------------------------------------------------------
g)    10% convertible notes payable variously in 2006;
      the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

      During the year ended February 28, 2007, a total of
      $50,000 of these notes payable including accrued
      interest of $17,000, converted into 670,000 shares of
      the Company's common stock at $0.10 per share.                      25,000
--------------------------------------------------------------------------------

      TOTAL SHORT-TERM DEBT                                       $    2,188,525
================================================================================

LONG-TERM NOTES PAYABLE

      During the six months ended August 31, 2007, the Company
      issued $650,000 of Series E notes payable. Issued with
      this debt were 3,250,000 shares of the Company's common
      stock value at $315,000, which the Company recorded as a
      discount on debt that is being amortized and expensed as
      interest over the life of the debt, or until such time
      as the debt is converted. During the six months ended
      August 31, 2007, the Company amortized $37,883, of this
      debt discount. These Series E notes payable have a three
      (3) year life from the date of issuance. The debt is
      convertible at $.50 per share or 50 percent of the
      average closing bid during the five trading days prior
      to the note holder giving notice of conversion, but not
      lower than $.10 per share.                                  $     650,000

      Less: unamortized portion of debt discount                       (277,115)
                                                                  --------------

      TOTAL LONG-TERM NOTES PAYABLE                               $     372,885
                                                                  ==============

NOTE 5 - COMMON STOCK

For the six months ended August 31, 2007, related to the conversion of a $67,000 demand note payable plus accrued interest of $605 into a Series E note payable the Company issued 1,025,175 share of common stock. These common shares have been valued at $99,005, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E having an immediate conversion provision that was below market on the date of conversion. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000.

For the six months ended August 31, 2007, the Company converted Series E notes payable of $50,000 plus accrued interest of $5,833 for a total of $55,883 into 558,330 shares of common stock at a per share price of $.10. The stock price was $.11 on the date of conversion; the balance of $5,583 was charged to interest expense.

For the six months ended August 31, 2007, the Company converted $15,000 notes payable directly to 150,000 shares of common stock at a per share price of $.10.

On August 27, 2007, the Company issued 100,000 shares of common stock for a consulting services agreement valued at $7,000, on an average per share price of $.07. For the six months ended August 31, 2007, a total of $7,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

On June 19, 2007, the Company issued 2,000,000 shares of common stock for a two
(2) year consulting services agreement valued at $220,000, on an average per share price of $.11. For the six months ended August 31, 2007, a total of $27,500 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

In March, April and June 2007, the Company issued an additional $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock valued at $315,000, at an average per share price of $.097.

In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During each of the six months in the six months ended August 31, 2007 the Company issued 100,000 shares of common stock, for a total of 600,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded $55,000, on an average per share price of $.092, for the issuance of these common shares as a consulting expense included in selling, general and administrative expenses.

In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000 on an average per share price of $.076, and have been recorded as a deferred compensation expense, netted against additional paid in capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. For the six months ended August 31, 2007, a total of $16,625 has been expensed for this consulting agreement and included in selling, general and administrative expenses.

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the six months ended August 31, 2007, the Company has recorded $10,000, as a consulting expense included in selling, general and administrative expenses.

During the six months ended August 31, 2007, the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement entered into in June 2006 and paid for in common stock, which concluded in August 2007.

On March 15, 2007, Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500. . For the six months ended August 31, 2007, the Company has recorded $31,500, as a consulting expense included in selling, general and administrative expenses.

NOTE 6 - CANCELLATION OF DEBT

In June 2007, the Company settled an outstanding debt with a creditor for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses for the six months ended August 31, 2007. The debt originally for $63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS:

CONSULTING AGREEMENTS:

On August 27, 2007, the Company issued 100,000 shares of common stock for a consulting services agreement valued at $7,000, on an average per share price of $.07. For the six months ended August 31, 2007, a total of $7,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

On June 19, 2007, the Company issued 2,000,000 shares of common stock for a two
(2) year consulting services agreement valued at $220,000, on an average per share price of $.11. For the six months ended August 31, 2007, a total of $27,500 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

In March, April and June 2007, the Company issued an additional $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock valued at $315,000, at an average per share price of $.097.

In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During each of the six months in the six months ended August 31, 2007 the Company issued 100,000 shares of common stock, for a total of 600,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded $55,000, on an average per share price of $.092, for the issuance of these common shares as a consulting expense included in selling, general and administrative expenses.

In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000 on an average per share price of $.076, and have been recorded as a deferred compensation expense, netted against additional paid in capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. For the six months ended August 31, 2007, a total of $16,625 has been expensed for this consulting agreement and included in selling, general and administrative expenses.

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the six months ended August 31, 2007, the Company has recorded $10,000, as a consulting expense included in selling, general and administrative expenses.

CONTINGENCIES:

The Company is subject to litigation in the normal course of business, and claims August arise from time to time. Presently the Company is not aware of any pending or threatened litigation and has not provided a reserve or an accrual for any such contingencies.

The Company has a significant amount of debt and notes payable that have been recorded. In certain instances, the Company has been involved, and August be involved in the future, in litigation due to non-payment of debt and notes payable.

NOTE 8 - SUBSEQUENT EVENTS

As previously reported on a Current Report on Form 8-K filed by the Company on October 1, 2007 with the Securities and Exchange Commission, on October 1, 2007, the Company terminated Sherb & Co., LLP ("Sherb"), as their independent registered certified public accountants. Sherb had been the Company's auditors since the year ended February 28, 2004. The Company has hired Conner & Associates, PC, to become auditors commencing for the quarter and six months ended August 31, 2007, during the fiscal year ending February 29, 2008. The reports of Sherb, on the Company's financial statements as of and for the fiscal years ended February 28, 2007, 2006, 2005 and 2004, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the fiscal years audited, and through October 1, 2007, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Sherb's satisfaction, would have caused Sherb to make reference to the subject matter in connection with periods; and there were no reportable events as defined in Item 304 (a) (1)
(iv) of Regulation S-B. During the years audited by Sherb, their audit reports contained an additional paragraph with regards to the Company continuing as a going concern. The Company's Board of Directors has chosen Conner & Associates, PC, as its new independent auditors and has authorized the termination of audit services by Sherb. The Company provided Sherb with a copy of the foregoing disclosures and requested Sherb to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT WE BELIEVE ARE, OR AUGUST BE CONSIDERED TO BE, "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT REGARDING THE PROSPECTS OF OUR INDUSTRY OR OUR PROSPECTS, PLANS, FINANCIAL POSITION OR BUSINESS STRATEGY, AUGUST CONSTITUTE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "AUGUST," "WILL," "EXPECT," "INTEND," "ESTIMATE," "FORESEE," "PROJECT," "ANTICIPATE," "BELIEVE," "PLANS," "FORECASTS," "CONTINUE" OR "COULD" OR THE NEGATIVES OF THESE TERMS OR VARIATIONS OF THEM OR SIMILAR TERMS. FURTHERMORE, SUCH FORWARD-LOOKING STATEMENTS AUGUST BE INCLUDED IN VARIOUS FILINGS THAT WE MAKE WITH THE SEC OR PRESS RELEASES OR ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO ANY FORWARD-LOOKING STATEMENTS. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED IN THIS REPORT.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2007 AND 2006.

NET SALES

Net sales for the three months ended August 31, 2007 were $177,133, compared to $177,280 for the three months ended August 31, 2006. The Company incurred less advertising expenditures during the period ended August 31, 2007 as compared with the period ended August 31, 2006 which resulted in lower sales overall for the six months ended August 31, 2007. This lower advertising was a consequence of a more competitive internet environment which provided limited opportunistic advertising purchases for the Company. The Company has since retained an internet advertising agency to develop new advertising strategies to expand the Company's advertising options.

GROSS PROFIT

Gross profit was $149,408 for the three months ended August 31, 2007, compared to $153,145 for the three months ended August 31, 2006. This decrease was due to lower sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were $334,754 for the three months ended August 31, 2007, compared to $346,091 for the three months ended August 31, 2006. This decrease was related primarily to the expensing of the vested six month portion of stock options granted to employees, for the six months ended August 31, 2007 of $121,456, versus an expense of $21,656 for the six months ended August 31, 2006. In addition, the Company experienced less expense in the three months ended August 31, 2007, versus the three months ended August 31, 2006, as the Company had expanded operations related to their Math Channel, Inc. subsidiary in 2006. Also during the three months ended August 31, 2007 the Company engaged more consultants to assist the Company in developing a marketing and media campaign for its Math Made Easy and tutorial services. These services have generally been obtained through the issuance of the Company's common stock. If the common stock is issued for an extended period of service, the Company records the proportional share of expense related for the period in which the services were obtained. Any unearned expense, for services obtained with the issuance of common stock, is recorded as a deferred compensation and is netted in the additional paid in capital of the Company.

NET SALES

Net sales for the six months ended August 31, 2007 were $356,875, compared to $423,599 for the six months ended August 31, 2006. The Company incurred less advertising expenditures during the period ended August 31, 2007 as compared with the period ended August 31, 2006 which resulted in lower sales overall for the six months ended August 31, 2007. This lower advertising was a consequence of a more competitive internet environment which provided limited opportunistic advertising purchases for the Company. The Company has since retained an internet advertising agency to develop new advertising strategies to expand the Company's advertising options.

GROSS PROFIT

Gross profit was $300,285 for the six months ended August 31, 2007, compared to $382,533 for the six months ended August 31, 2006. This decrease was due to lower sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) were $792,675 for the six months ended August 31, 2007, compared to $650,191 for the six months ended August 31, 2006. This increase was related primarily to the expensing of the vested six month portion of stock options granted to employees, for the six months ended August 31, 2007 of $121,456, versus an expense of $21,656 for the six months ended August 31, 2006. In addition, the Company experienced more expenses in the August 31, 2007 six months, versus the August 31, 2006 six months, as the Company expanded operations related to their Math Channel, Inc. subsidiary. Also during the six months ended August 31, 2007 the Company engaged more consultants to assist the Company in developing a marketing and media campaign for its Math Made Easy and tutorial services. These services have generally been obtained through the issuance of the Company's common stock. If the common stock is issued for an extended period of service, the Company records the proportional share of expense related for the period in which the services were obtained. Any unearned expense, for services obtained with the issuance of common stock, is recorded as a deferred compensation and is netted in the additional paid in capital of the Company.

SETTLEMENT OF OUTSTANDING DEBT

During June 2007 the Company settled an outstanding debt with a creditor for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses for the six months ended August 31, 2007. The debt originally for 63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007. There was no debt settlement in the six months ended August 31, 2006.

INTEREST EXPENSE

Interest expense was $288,309 for the six months ended August 31, 2007 as compared to $116,163 for the six months ended August 31, 2006. The Company has entered into new notes payable subsequent to August 31, 2006, resulting in increased interest expense for the six months ended August 31, 2007. During the six months ended August 31, 2007 the Company issued $650,000 Series E notes payable for cash. The Series E debt has a discount related to common stock that is issued with the issuance of Series E. This discount is expensed over the life of the Series E, or until such time as the Series E converts to common stock or is redeemed, at which time any remaining portion of unexpired discount is expensed. The amortization of the debt discount is a non-cash expense accounted for as interest expense. This amortization of debt discount for Series E entered into during the six months ended August 31, 2007, as well as Series E entered into in the year ended February 28, 2007, resulted in $38,763 of interest expense.

In addition to the Series E notes issued for cash, the Company converted an existing promissory note of $50,000 to a Series E note that immediately converted the Series E note to common stock. This Series E issuance had a discount for the 250,000 shares of common stock issued upon the initial conversion from a promissory note into a Series E note of $31,250. In addition, to the discount, this Series E had a beneficial conversion of $12,500 related to this Series E. As Series E are immediately convertible to common stock, this Series E was issued and convertible at a rate below market on the date of issuance of the Series E. This beneficial conversion was valued at $12,500. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest expense upon conversion of the Series E into common stock.

LIQUIDITY AND CAPITAL RESOURCES.

At August 31, 2007, the Company had a cash of approximately $83,000. During the six months ended August 31, 2007 the Company issued $650,000 worth of Series E notes payable for cash, while repaying $66,700 of promissory notes payable.

The Company continues to suffer recurring losses and has an accumulated deficit of approximately $21,228,000 and a working capital deficiency of approximately $6,008,000 at August 31, 2007. In addition, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company August have to incur increased capital expenditures as it seeks to expand its product lines and tutorial services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful or that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it August be obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

Each the reports of our independent registered auditors for our audited consolidated financial statements for the fiscal years ended February 28, 2007 and February 29, 2006 contains an explanatory paragraph, assuming that the Company will continue as a going concern. The report mentioned that we have incurred losses, have an accumulated deficit and have a working capital deficiency. In addition the report mentioned the on-going situation with the IRS regarding payroll taxes in arrears. This report raised substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and makes it more difficult for us to raise additional debt or equity financing needed to run our business.

The Company had cash of $82,670 as of August 31, 2007, compared to a bank overdraft of $16,113 as of February 28, 2007 and cash of $78,263 as of August 31, 2006.

Net cash used in operating activities during the six months ended August 31, 2007 was $464,853, compared to net cash used in operating activities of $116,004 for the six months ended August 31, 2006.

Net cash used in investing activities during the six months ended August 31, 2007 was $19,664, compared to net cash used in investing activities of $19,636 for the six months ended August 31, 2006.

Net cash provided by financing activities during the six months ended August 31, 2007 was $567,187, compared to net cash provided by financing activities of $132,986 for the six months ended August 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended February 28, 2007 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls August become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures August deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud August occur and August not be detected.

PART II: OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended August 31, 2007, the Company issued the following securities upon reliance on the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

      o On March 29, 2007 the Company granted options for 500,000 shares of the Company's common stock to the Company's CEO and President at an exercise price of $0.10 per share and on August 27, 2007 the Company granted 250,000 shares of the Company's common stock to the Company's CEO and President at an exercise price of $0.07 per share. These options are exercisable upon grant and expire ten years from the date of grant.

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

      o In March, April and June 2007, the Company issued an additional $650,000 of Series E Notes to credit worthy investors. Issued with this debt were 3,250,000 shares of the Company's common stock.

      o During the six months ended August 31, 2007, the Company converted $67,000 of demand notes payable, issued to a credit worthy investor and shareholder of the Company, into a Series E note payable. As a result of the conversion the Company issued 335,000 shares of common shares. Simaltaneous to the date of each of these conversions, the note holder converted the Series E principal into 585,000 shares of common stock. Additionally, the Company issued to this investor 6,725 common shares representing accrued interest.

      o In March 2007, the Company entered into a one year advertising and marketing consulting agreement with consultants experienced in these areas of commerce. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During the six months ended August 31, 2007 the Company issued 100,000 shares of common stock, for a total of 300,000 shares of common stock.

      o On August 15, 2007, the Company entered into an investor relations consulting agreement with a financial consulting firm. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. As of August 31, 2007, and for the six months then ended a total of $2,375 has been expensed for this consulting agreement.

      o In March 2007, the Company entered into a financial consulting agreement with a financial consultant. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against Additional Paid in Capital. As of August 31, 2007, no compensation expense has been recognized under this agreement, as services have not commenced.

      o During the six months ended August 31, 2007 the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement from June 2006, which concluded in August 2007, which required the issuance of 500,000 shares of common stock in August 2006.

o On March 15, 2007 the Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS:

      o In September 2007, the Company issued 255,810 common shares pursuant to a consulting agreement. Additionally, the Company issued 53,000 common shares towards payment of outstanding accounts payable.

      o As previously reported on a Current Report on Form 8-K filed by the Company on October 1, 2007 with the Securities and Exchange Commission, on October 1, 2007, the Company terminated Sherb & Co., LLP ("Sherb"), as their independent registered certified public accountants. Sherb had been the Company's auditors since the year ended February 28, 2004. The Company has hired Conner & Associates, PC, to as the Company's auditors for the fiscal year ending February 29, 2008. The reports of Sherb, on the Company's financial statements as of and for the fiscal years ended February 28, 2007, 2006, 2005 and 2004, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the fiscal years audited, and through October 1, 2007, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Sherb's satisfaction, would have caused Sherb to make reference to the subject matter in connection with periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B. During the fiscal years audited by Sherb, their audit reports contained an additional paragraph with regards to the Company continuing as a going concern. The Company's Board of Directors has chosen Conner & Associates, PC, as its new independent auditors and has authorized the termination of audit services by Sherb. The Company provided Sherb with a copy of the foregoing disclosures and requested Sherb to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

ITEM 6. EXHIBITS.

--------------- ----------------------------------------------------------------

EXHIBIT NO.      DESCRIPTION
--------------- ----------------------------------------------------------------

31.1 Certification by Barry Reichman, the Principal Executive and Accounting Officer of Multi-Media Tutorial Services, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
--------------- ----------------------------------------------------------------

32.1 Certification of Barry Reichman, the Principal Executive and Accounting Officer of Multi-Media Tutorial Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002
--------------- ----------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MULTI-MEDIA TUTORIAL SERVICES, INC.

                                       /s/ Barry Reichman
                                       ------------------
Date: October 15, 2007                 Name: Barry Reichman
                                       Title: Chief Executive Officer and Chief
                                       Financial Officer (Principal Executive
                                       Officer and Principal Financial Officer)