Form 10QSB
period 2007-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2008-01-15
CIK 935496

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2007
                ------------------------------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                 -----------------------------------------------

                         Commission file number: 0-25758
                         -------------------------------

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       -----------------------------------

             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                             73-1293914
                    --------                             ----------
(State or other jurisdiction of incorporation )(IRS Employer Identification No.)

                 1214 East 15th Street Brooklyn, New York 11230
                 ----------------------------------------------
              (Address and Zip Code of Principal Executive Offices)

                  Registrant's Telephone Number: (718)951-2350

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

As of January 11, 2008, there were 52,662,403 shares of the registrant's common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One):        [ ] Yes [X] No

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
NOVEMBER 30, 2007
________________________________________________________________________________

                                                                         PAGE
                                                                         ----


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                             F-1
Item 2.  Management's Discussion and Analysis or Plan of Operation        2
Item 3.  Controls and Procedures                                          5

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                6
Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds       6
Item 3.  Defaults Upon Senior Securities                                  7
Item 4.  Submission of Matters to a Vote of Security Holders              7
Item 5.  Other Information                                                7
Item 6.  Exhibits                                                         8

SIGNATURES                                                                9

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007
(UNAUDITED)
________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
     Cash                                                          $         --
     Accounts receivable, less allowance for
        doubtful accounts of $14,940                                     89,303
     Inventories                                                          3,872
     Prepaid expenses                                                    93,921
                                                                   ------------
        Total current assets
                                                                        187,096
                                                                   ------------


FURNITURE AND EQUIPMENT, net                                             15,639
INTANGIBLE ASSETS, net                                                   65,801
OTHER ASSETS                                                             27,536
                                                                   ------------


                                                                   $    296,072
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash Deficit                                                  $     22,267
     Notes payable                                                    2,210,625
     Accounts payable and accrued expenses                            4,188,492
                                                                   ------------
        Total Current Liabilities                                     6,421,384
                                                                   ------------

LONG TERM DEBT:
     Notes Payable, net of discount of $243,227                         406,773
                                                                   ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, Series A, $0.01 par value
        1,000,000 shares authorized
        no shares issued and outstanding                                     --
     Preferred stock, Series B, $0.01 par value
        50 shares authorized
        no shares issued and outstanding                                     --
     Common stock, $0.0001 par value
        100,000,000 shares authorized
        52,280,852 shares issued and outstanding                          5,227
     Stock subscription receivable                                       (6,000)
     Additional paid-in capital                                      15,096,591
     Accumulated deficit                                            (21,627,903)
                                                                   ------------
        Total Stockholders' Deficit                                  (6,532,085)
                                                                   ------------

                                                                   $    296,072
                                                                   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)
______________________________________________________________________________________________________________

                                            For the Three Months Ended            For the Nine Months Ended
                                                   November 30,                         November 30,
                                         -------------------------------       -------------------------------
                                             2007               2006               2007               2006
                                         ------------       ------------       ------------       ------------
                                         (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)

NET SALES                                $    142,189       $    160,362       $    499,064       $    583,961

COST OF SALES                                   7,636             14,433             64,226             55,499
                                         ------------       ------------       ------------       ------------

GROSS PROFIT                                  134,553            145,929            434,838            528,462

SELLING, GENERAL AND ADMINISTRATIVE           435,198            247,422          1,227,873            897,613
                                         ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                         (300,645)          (101,493)          (793,035)          (369,151)
                                         ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE)
Cancellation of Debt                               --                 --             46,174                 --

Interest Expense                              (98,966)           (59,967)          (387,275)          (176,130)
                                         ------------       ------------       ------------       ------------
Total other expense
                                              (98,966)           (59,967)          (341,101)          (176,130)
                                         ------------       ------------       ------------       ------------

NET LOSS                                 $   (399,611)      $   (161,460)      $ (1,134,136)      $   (545,281)
                                         ============       ============       ============       ============

BASIC AND DILUTED LOSS PER SHARE         $      (0.01)      $      (0.00)      $      (0.02)      $      (0.01)
                                         ============       ============       ============       ============

WEIGHTED-AVERAGE SHARES OUTSTANDING        51,641,892         39,770,667         48,785,672         38,544,485
                                         ============       ============       ============       ============

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.



MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
            (UNAUDITED)
___________________________________________________________________________________________________


                                                                               November 30,
                                                                      -----------------------------
                                                                          2007              2006
                                                                      -----------       -----------
                                                                      (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                        $(1,134,136)      $  (545,281)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Depreciation and amortization                                     20,055            23,571
         Forgiveness of debt                                              (46,174)               --
         Amortization of prepaid contract for service                      32,812            29,166
         Amortization of deferred compensation                            113,375            15,000
         Amortization of discount on debt                                 132,418             1,173
         Non-cash expense related to amortization of prepaid
            consulting expenses acquired with notes payable                    --                --
         Stock based compensation                                         138,534            21,657
         Common stock issued for services                                 170,546            74,000
Changes in Operating assets and Liabilities:
      Accounts receivable                                                 (26,469)           64,925
      Inventories                                                           3,529             2,975
      Prepaid expenses and other assets                                   (94,799)           (1,256)
      Other Assets                                                                              500
      Accounts Payable and accrued expenses                               113,266           165,915
                                                                      -----------       -----------
Net cash used in operating activities
                                                                         (577,043)         (147,655)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of furniture and equipment                                  (7,464)           (3,299)
      Increase in intangibles                                             (29,647)          (18,179)
      Security deposit on new facility                                      2,600            (2,600)
                                                                      -----------       -----------
Net cash used in investing activities                                     (34,511)          (24,078)
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of notes payable                             650,000           156,310
      Repayment of note payable                                           (44,600)           (1,000)
      Cash deficit                                                          6,154            13,769
                                                                      -----------       -----------
Net cash provided by financing activities                                 611,554           169,079
                                                                      -----------       -----------
Net increase (decrease) in cash                                                --            (2,654)
CASH, BEGINNING OF PERIOD                                                      --             2,654
                                                                      -----------       -----------
CASH, END OF PERIOD                                                   $        --       $        --
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      INTEREST PAID                                                   $        --       $        --
                                                                      ===========       ===========
      INCOME TAXES PAID                                               $        --       $        --
                                                                      ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Common stock issued:
         Settlement of accounts payable and accrued expenses          $        --       $    12,500
                                                                      ===========       ===========
         With issuance of debt                                        $   354,505       $     5,275
                                                                      ===========       ===========
         Exercise of option / stock subscription receivable           $     2,000       $     4,000
                                                                      ===========       ===========
         Deferred compensation paid in common stock                   $   317,000       $    30,000
                                                                      ===========       ===========
         Services                                                              --            74,000
                                                                      ===========       ===========
         Conversion of debt to common stock                           $   132,000       $        --
                                                                      ===========       ===========
      Debt issued for
         Consulting services                                          $        --       $    87,500
                                                                      ===========       ===========

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                      F-3

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)
________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc., a Delaware corporation ("MMTS" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 2007 are not necessarily indicative of the results that are to be expected for the year ended February 28, 2008. The information contained in this Form 10-QSB should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 28, 2007.

NOTE 2 - GOING CONCERN; INTERNAL REVENUE SERVICE FEDERAL TAX LIEN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of approximately $21,628,000 and a working capital deficiency of approximately $6,532,000 at November 30, 2007. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of MMTS and its wholly-owned subsidiaries, Video Tutorial Services, Inc. ("VTS") and Math Channel, Inc. ("Math Channel"). All significant intercompany transactions and balances have been eliminated in consolidation. Action Telesales and Communications, Inc. is an affiliated company of the Company which handles the billing process for MMTS and VTS. All intercompany transactions have been eliminated.

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

CASH AND CASH EQUIVALENTS

The Company classifies highly liquid temporary investments with an original maturity of nine months or less when purchased as cash equivalents.

CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. Historically, the Company has not experienced any losses on these accounts.

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

STOCK BASED COMPENSATION

Effective March 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first nine months of fiscal year 2007 included 1) nine months amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123R; and 2) would include nine months amortization related to stock-based awards granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

Prior to March 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the Company measures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of November 30, 2007, there are 2,160,000 options with a weighted average exercise price of $0.075 and a weighted average remaining life of approximately eight years, remaining outstanding and continue to be measured at the intrinsic value over their remaining vesting period ranging from 1/4 years to 3-1/2 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award.

When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table. The assumptions in the table below are weighted based on all options granted in the respective period.

------------------------------ -------------------------------------------- ----------------------------------------------
                                       For the Three Months Ended                   For the Nine Months Ended
                                              November 30,                                 November 30,
------------------------------ -------------------------------------------- ----------------------------------------------
                                      2007                  2006*                 2007                    2006
------------------------------ ------------------- ------------------------ ------------------ ---------------------------
Risk free interest rate:             4.62%                  4.46%                 4.65%              4.46% - 5.00%
------------------------------ ------------------- ------------------------ ------------------ ---------------------------
Expected life (years):                 10                    10                    10                      10
------------------------------ ------------------- ------------------------ ------------------ ---------------------------
Dividend rate:                         0%                    0%                    0%                      0%
------------------------------ ------------------- ------------------------ ------------------ ---------------------------
Expected Volatility:                  269%                  264%                  268%                248% - 264%
------------------------------ ------------------- ------------------------ ------------------ ---------------------------

During the nine months ended November 30, 2007, the Company granted options for 1,000,000 shares of the Company's common stock to the Company's CEO and President; 500,000 were granted at an exercise price of $0.10 per share; 250,000 at an exercise price of $0.07 per share and 250,000 at an exercise price of $0.05. These options were valued with the use of the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the nine months ended November 30, 2007. These options expire ten years from the date of grant. During the nine months ended November 30, 2007, the Company extended the exercise period of options for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options were extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options, with their extended exercise period, were valued with the use of the Black-Scholes valuation model at $0.0448 per share, or $44,800. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the nine months ended November 30, 2007.

The Company recorded $138,534 and $21,657 of compensation expense, net of related tax effects, relative to stock options for the nine months ended November 30, 2007 and 2006, respectively, in accordance with SFAS 123R. Included in such expense for the nine months ended November 30, 2007 is the expenses associated with the granting of the above mentioned options for 500,000 shares at $0.10, 250,000 options at $0.07, 250,000 options at $0.05 and the extension of the expiration date of options for 1,000,000 shares at $0.07, both these options granted to the Company's President and CEO. Net loss per share, basic and diluted, for SFAS 123r expense is approximately ($0.02) and ($0.01), for the nine months ended November 30, 2007 and 2006, respectively.

As of November 30, 2007, there is approximately $44,109 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 3-1/2 years.


NOTE 4 - NOTES PAYABLE


NOTES PAYABLE, Current
----------------------

As of November 30, 2007, the Company maintained the following notes payable, current:

a)       10% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 10% per annum. During the nine months ended November 30, 2007 the Company repaid $81,700 of
         these demand notes payable.                                                                 $        490,613
         ------------------------------------------------------------------------------------------ --------------------

b) On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes ("Series E"). The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the nine months ended November 30, 2007, the Company expensed $32,813, of this deferred compensation.

         In February 2007, a total of $75,000 of these demand notes redeemed their note principal (accrued interest paid subsequent to February 28, 2007) for Series E notes. Under the terms of the Series E note, the note holder upon issuance of Series E receives 5 shares of common stock for each $1 of debt, for a total of 375,000 shares of common stock.
         These shares have been valued at $29,950, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, was due and payable in February 2010. In February 2007, these demand note holders, upon conversion into these Series E notes, converted all $75,000 Series E principal into 750,000 shares of common stock valued at $0.10 per share or $75,000. The $29,950 discount on debt was fully expensed as interest upon conversion of the Series E into common stock.

         In March 2007, one of these notes payable for $50,000 redeemed their note principal for a Series E note. Under the terms of the Series E note, the note holder upon issuance of Series E received 5 shares of common stock for each $1 of debt, for a total of 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E. As Series E are immediately convertible to common stock, this Series E was issued and convertible at a rate below market on the date of issuance of the
         Series E. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest
         expense upon conversion of the Series E into common stock.                                              69,846
-------- ------------------------------------------------------------------------------------------ --------------------

c)       8% notes, unsecured, payable on demand. These advances accrue
         interest based on an annualized rate of 8% per annum.                                                  750,000
-------- ------------------------------------------------------------------------------------------ --------------------

d)       Non-interest bearing notes, unsecured, payable on demand.                                              201,676
-------- ------------------------------------------------------------------------------------------ --------------------

e)       17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price
         cannot be lower than $0.55 per share, or more than $3.55 per share.                                   250,000
-------- ------------------------------------------------------------------------------------------ --------------------

f)       10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50%
         of the average closing bid during the five trading days prior to
         notice of conversion, but not lower than $.10 per share.                                              401,390
-------- ------------------------------------------------------------------------------------------ --------------------

g) 10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

         During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into
         670,000 shares of the Company's common stock at $0.10 per share.                                        25,000
         ------------------------------------------------------------------------------------------ --------------------

i)       8% notes, unsecured, payable on demand. These advances accrue
         interest based on an annualized rate of 8% per annum.                                                   22,100
         ------------------------------------------------------------------------------------------ --------------------

         TOTAL NOTES PAYABLE, CURRENT                                                                $        2,210,625
         ------------------------------------------------------------------------------------------ ====================



NOTES PAYABLE, long-term
------------------------

As of November 30. 2007, the Company maintained the following notes payable, long-term:

     During the nine months ended November 30, 2007, the Company issued $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock value at $315,000, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the nine months ended November 30, 2007, the Company amortized $71,773
     ($315,000 minus $243,227), of this debt discount. These Series E notes payable have a three (3) year life from the date of issuance. The debt is convertible at $.50 per share or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of
     conversion, but not lower than $.10 per share.                                                  $         650,000

     Less: unamortized portion of debt discount                                                               (243,227)
                                                                                                   ---------------------

     TOTAL NOTES PAYABLE, LONG-TERM                                                                            $406,773
                                                                                                   =====================

NOTE 5 - COMMON STOCK

For the nine months ended November 30, 2007, as related to the conversion of a $67,000 demand note payable plus accrued interest of $605 into a Series E note payable the Company issued 1,025,175 share of common stock. These common shares have been valued at $99,005, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E having an immediate conversion provision that was below market on the date of conversion. The Series E debt is convertible at $.50 per share, or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000.

For the nine months ended November 30, 2007, the Company converted Series E notes payable of $50,000 plus accrued interest of $5,833 for a total of $55,883 into 558,330 shares of common stock at a per share price of $.10. The stock price was $.11 on the date of conversion; the balance of $5,583 was charged to interest expense.

For the nine months ended November 30, 2007, the Company converted $15,000 of notes payable directly to 150,000 shares of common stock at a per share price of $.10.

On August 27, 2007, the Company issued 100,000 shares of common stock for a consulting services agreement valued at $7,000, on an average per share price of $.07. For the nine months ended November 30, 2007, a total of $7,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

On June 19, 2007, the Company issued 2,000,000 shares of common stock for a two
(2) year consulting services agreement valued at $220,000, on an average per share price of $.11. For the nine months ended November 30, 2007, a total of $55,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

In March, April and June 2007, the Company issued an additional $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock valued at $315,000, at an average per share price of $.097.

In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During the nine months ended November 30, 2007 the Company issued 800,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded $74,000, on an average per share price of $.0925, for the issuance of these common shares as a consulting expense included in selling, general and administrative expenses.

In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000 on an average per share price of $.076, and have been recorded as a deferred compensation expense, netted against additional paid in capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. For the nine months ended November 30, 2007, a total of $33,250 has been expensed for this consulting agreement and included in selling, general and administrative expenses.

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the nine months ended November 30, 2007, the Company has recorded $20,000, as a consulting expense included in selling, general and administrative expenses.

During the nine months ended November 30, 2007, the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement entered into in June 2006 and paid for in common stock, which concluded in August 2007.

On March 15, 2007, Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500. For the nine months ended November 30, 2007, the Company has recorded $31,500, as a consulting expense included in selling, general and administrative expenses.

NOTE 6 - CANCELLATION OF DEBT

In June 2007, the Company settled an outstanding debt with a creditor for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses for the nine months ended November 30, 2007. The debt originally for $63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS:

CONSULTING AGREEMENTS:

On August 27, 2007, the Company issued 100,000 shares of common stock for a consulting services agreement valued at $7,000, on an average per share price of $.07. For the nine months ended November 30, 2007, a total of $7,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

On June 19, 2007, the Company issued 2,000,000 shares of common stock for a two
(2) year consulting services agreement valued at $220,000, on an average per share price of $.11. For the nine months ended November 30, 2007, a total of $55,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

In March, April and June 2007, the Company issued an additional $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock valued at $315,000, at an average per share price of $.097.

In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During the nine months ended November 30, 2007 the Company issued 800,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded $74,000, on an average per share price of $.0925, for the issuance of these common shares as a consulting expense included in selling, general and administrative expenses.

In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000 on an average per share price of $.076, and have been recorded as a deferred compensation expense, netted against additional paid in capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. For the nine months ended November 30, 2007, a total of $33,250 has been expensed for this consulting agreement and included in selling, general and administrative expenses.

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the nine months ended November 30, 2007, the Company has recorded $20,000, as a consulting expense included in selling, general and administrative expenses.

CONTINGENCIES:

The Company is subject to litigation in the normal course of business, and claims arise from time to time. Presently the Company is not aware of any pending or threatened litigation and has not provided a reserve or an accrual for any such contingencies.

The Company has a significant amount of debt and notes payable that have been recorded. In certain instances, the Company has been involved, and be involved in the future, in litigation due to non-payment of debt and notes payable.

NOTE 8 - CHANGE IN AUDITORS

As previously reported on a Current Report on Form 8-K filed by the Company on October 1, 2007 with the Securities and Exchange Commission, on October 1, 2007, the Company terminated Sherb & Co., LLP ("Sherb"), as their independent registered certified public accountants. Sherb had been the Company's auditors since the year ended February 28, 2004. The Company has hired Conner & Associates, PC, to become the company's auditors commencing for the quarter and nine months ended November 30, 2007, and the fiscal year ending February 29, 2008. The reports of Sherb, on the Company's financial statements as of and for the fiscal years ended February 28, 2007, 2006, 2005 and 2004, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the fiscal years audited, and through October 1, 2007, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Sherb's satisfaction, would have caused Sherb to make reference to the subject matter in connection with periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B. During the years audited by Sherb, their audit reports contained an additional paragraph with regards to the cCompany continuing as a going concern. The Company's board of directors has chosen Conner & Associates, PC, as its new independent auditors and has authorized the termination of audit services by Sherb. The Company provided Sherb with a copy 0f the foregoing disclosures and requested Sherb to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

NOTE 9 - SUBSEQUENT EVENTS

In December 2007, the Company issued 381,551 shares of its common stock as part of the consulting and investor relations agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS STATEMENTS THAT WE BELIEVE ARE, OR BE CONSIDERED TO BE, "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT REGARDING THE PROSPECTS OF OUR INDUSTRY OR OUR PROSPECTS, PLANS, FINANCIAL POSITION OR BUSINESS STRATEGY, CONSTITUTE FORWARD-LOOKING STATEMENTS. IN ADDITION, FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "," "WILL," "EXPECT," "INTEND," "ESTIMATE," "FORESEE," "PROJECT," "ANTICIPATE," "BELIEVE," "PLANS," "FORECASTS," "CONTINUE" OR "COULD" OR THE NEGATIVES OF THESE TERMS OR VARIATIONS OF THEM OR SIMILAR TERMS. FURTHERMORE, SUCH FORWARD-LOOKING STATEMENTS BE INCLUDED IN VARIOUS FILINGS THAT WE MAKE WITH THE SEC OR PRESS RELEASES OR ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF ONE OF OUR AUTHORIZED EXECUTIVE OFFICERS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO ANY FORWARD-LOOKING STATEMENTS. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY ADDITIONAL DISCLOSURES WE MAKE IN OUR REPORTS TO THE SEC. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS CONTAINED IN THIS REPORT.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006.

NET SALES
---------

Net sales for the three months ended November 30, 2007 were $142,189, compared to $160,362 for the three months ended November 30, 2006. The Company has since retained the services of a marketing company to optimize its websites and enable the Company to generate a larger number of organic search leads, thereby reducing the Company's dependence on paid search leads.

Net sales for the nine months ended November 30, 2007 were $499,064, compared to $583,961 for the nine months ended November 30, 2006. The Company has since retained the services of a marketing company to optimize its websites and enable the Company to generate a larger number of organic search leads, thereby reducing the Company's dependence on paid search leads.

GROSS PROFIT
------------

Gross profit was $134,553 for the three months ended November 30, 2007, compared to $145,929 for the three months ended November 30, 2006. This decrease was due to lower sales.

Gross profit was $434,838 for the nine months ended November 30, 2007, compared to $528,462 for the nine months ended November 30, 2006. This decrease was due to lower sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses (SG&A) were $435,198 for the three months ended November 30, 2007, compared to $247,422 for the three months ended November 30, 2006. This increase was related primarily to the expensing of the vested nine month portion of stock options granted to employees, for the nine months ended November 30, 2007 of $138,534, versus an expense of $21,657 for the nine months ended November 30, 2006. During the three months ended November 30,

2007 the Company engaged more consultants to assist the Company in developing a marketing and media campaign for its Math Made Easy and tutorial services. These services have generally been obtained through the issuance of the Company's common stock. If the common stock is issued for an extended period of service, the Company records the proportional share of expense related for the period in which the services were obtained. Any unearned expense, for services obtained with the issuance of common stock, is recorded as a deferred compensation and is netted in the additional paid in capital of the Company.

Selling, general and administrative expenses (SG&A) were $1,227,873 for the nine months ended November 30, 2007, compared to $897,613 for the nine months ended November 30, 2006. This increase was related primarily to the expensing of the vested nine month portion of stock options granted to employees, for the nine months ended November 30, 2007 of $138,534, versus an expense of $$21,657 for the nine months ended November 30, 2006. In addition, the Company experienced more expenses in the November 30, 2007 nine months, versus the November 30 2006 nine months, as the Company expanded operations related to their Math Channel, Inc. subsidiary. Also during the nine months ended November 30, 2007 the Company engaged more consultants to assist the Company in developing a marketing and media campaign for its Math Made Easy and tutorial services. These services have generally been obtained through the issuance of the Company's common stock. If the common stock is issued for an extended period of service, the Company records the proportional share of expense related for the period in which the services were obtained. Any unearned expense, for services obtained with the issuance of common stock, is recorded as a deferred compensation and is netted in the additional paid in capital of the Company.

SETTLEMENT OF OUTSTANDING DEBT
------------------------------

During June 2007 the Company settled an outstanding debt with a creditor for less than the amount owed. This total forgiveness of debt was included in the financial statements, in other income and expenses for the nine months ended November 30, 2007. The debt originally for 63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007. There was no debt settlement in the nine months ended November 30, 2006.

INTEREST EXPENSE
----------------

Interest expense was $98,966 for the three months ended November 30, 2007 as compared to $59,967 for the three months ended November 30, 2006.

Interest expense was $387,275 for the nine months ended November 30, 2007 as compared to $176,130 for the nine months ended November 30, 2006. The Company has entered into new notes payable subsequent to February 28, 2007 resulting in increased interest expense for the nine months ended November 30, 2007. During the nine months ended November 30, 2007 the Company issued $650,000 Series E notes payable for cash. The Series E debt has a discount related to common stock that is issued with the issuance of Series E. This discount is expensed over the life of the Series E, or until such time as the Series E converts to common stock or is redeemed, at which time any remaining portion of unexpired discount is expensed. The amortization of the debt discount is a non-cash expense accounted for as interest expense. This amortization of debt discount for Series E entered into during the nine months ended November 30, 2007, as well as Series E entered into in the year ended February 28, 2007, resulted in $74,695 of interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES.

At November 30, 2007, the Company had a cashdeficit of $22,267. During the nine months ended November 30, 2007 the Company issued $650,000 worth of Series E notes payable for cash, while repaying $66,700 of promissory notes payable.

The Company continues to suffer recurring losses and has an accumulated deficit of approximately $21,628,000 and a working capital deficiency of approximately $6,532,000 at November 30, 2007. In addition, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company continues to meet its working capital requirements through debt and equity funding from outside sources and internally generated funds. In addition, the Company has incurred increased capital expenditures as it seeks to expand its product lines and tutorial services. In order to meet its current and future cash requirements, the Company is in discussions to negotiate additional debt and equity financing. There can be no assurance that any financing will be successful or that the Company will be able to fund internally its working capital requirements or meet its debt repayment obligations. In the event that the Company is unable to secure additional financing, it is obligated to significantly reduce its operations and seek to sell assets, which would have a material adverse affect on the Company's prospects and financial results.

Each of the reports of our independent registered auditors for our audited consolidated financial statements for the fiscal years ended February 28, 2007 and February 29, 2006 contains an explanatory paragraph, assuming that the Company will continue as a going concern. The report mentioned that we have incurred losses, have an accumulated deficit and have a working capital deficiency. In addition the report mentioned the on-going situation with the IRS regarding payroll taxes in arrears. This report raised substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and makes it more difficult for us to raise additional debt or equity financing needed to run our business.

The Company had a cash deficit of $22,267 as of November 30, 2007, compared to a cash overdraft of
$13,769 as of November 30, 2006.

Net cash used in operating activities during the nine months ended November 30, 2007 was $577,043, compared to net cash used in operating activities of $147,655 for the nine months ended November 30, 2006.

Net cash used in investing activities during the nine months ended November 30, 2007 was $34,511, compared to net cash used in investing activities of $24,078 for the nine months ended November 30, 2006.

Net cash provided by financing activities during the nine months ended November 30, 2007 was $611,554, compared to net cash provided by financing activities of $169,079 for the nine months ended November 30, 2006.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls become inadequate because of changes in conditions or the degree of compliance with the policies or procedures deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud occur and not be detected.

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

The Company has settled with its largest creditor to whom it owed approximately $600,000. The creditor has settled for $150,000 with a four year payout schedule. The Company has not conformed to the original schedule but has been making periodic payments as per discussions with the creditor's counsel. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000. As of November 30, 2007, the creditor had not sent the Company any notice of default which would allow the Company ten days to cure before the creditor could file for a judgment.

The Company is subject to a claim for Federal payroll and unemployment taxes for approximately, $400,000, and $100,000, respectively, which the Company is disputing. With regard to the Federal payroll taxes the Company has received notice of a levy in the amount of $83,448.33 against substantially all of the Company'sassets. It has also received notice from the Federal Government and the Department of Labor of various liens with regard to the amount in arrears. The Company has retained legal counsel that specialized these types of matter. As of November 30, 2007, the Company continues to evaluate its options in this matter.

On February 2, 2000, the Company converted an accounts payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% per annum. As of February 2001, this note has expired and Holtz Rubinstein & Co., LLP had received a judgment for $120,000. The complaint by Holtz Rubenstein, Co., LLP was entered in April, 2001 in the Supreme Court, Suffolk County, New York.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended November 30, 2007, the Company issued the following securities upon reliance on the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

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

    o During the nine months ended November 30, 2007, the Company converted $67,000 of demand notes payable, issued to a credit worthy investor and shareholder of the Company, into a Series E note payable. As a result of the conversion the Company issued 335,000 shares of common shares. Simaltaneous to the date of each of these conversions, the note holder converted the Series E principal into 585,000 shares of common stock. Additionally, the Company issued to this investor 6,725 common shares representing accrued interest.

    o In March 2007, the Company entered into a one year advertising and marketing consulting agreement with consultants experienced in these areas of commerce. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. During the nine months ended November 30, 2007 the Company issued 100,000 shares of common stock, for a total of 300,000 shares of common stock.

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

    o During the nine months ended November 30, 2007 the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement from June 2006, which concluded in August 2007, which required the issuance of 500,000 shares of common stock in August 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.


------------------- ------------------------------------------------------------

EXHIBIT NO.         DESCRIPTION
------------------- ------------------------------------------------------------
31.1                Certification by Barry Reichman, the Principal Executive and
                    Accounting Officer of Multi-Media Tutorial Services, Inc.,
                    pursuant to Rule 13a-14(a)/15d-14(a) of the Securities
                    Exchange Act of 1934, as amended
------------------- ------------------------------------------------------------
32.1                Certification of Barry Reichman, the Principal Executive and
                    Accounting Officer of Multi-Media Tutorial Services, Inc.,
                    pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
------------------- ------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  January 14, 2008             MULTI-MEDIA TUTORIAL SERVICES, INC.

                                    /s/ BARRY REICHMAN
                                    ------------------
                                    Name: Barry Reichman
                                    Title: Chief Executive Officer and Chief
                                    Financial Officer
                                    (Principal Executive Officer and Principal
                                    Financial Officer)