Form 10KSB
period 2008-02-29
MULTI MEDIA TUTORIAL SERVICES INC
filed 2008-06-13
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                  For the fiscal year ended: FEBRUARY 29, 2008
                                             -----------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
                       -----------------------------------
                 (Name of small business issuer in its charter)

               DELAWARE                                   73-1293914
               --------                                   ----------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

1214 EAST 15TH STREET, BROOKLYN, NEW YORK                   11230
-----------------------------------------                   -----
 (Address of principal executive offices)                 (Zip Code)

                     Issuer's telephone number: 718 951-2350
                                                ------------

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

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

State issuer's revenues for most recent fiscal year: $657,498

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of the issuer's Common Stock as of June 12, 2008 was 53,929,092 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the Common Stock totaling 50,429,092 shares held by non-affiliates, based on the approximate average of the bid and asked prices of $.02 per share as of June 12, 2008 was $1,008,581.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

Item 1.    Description of Business                                             3

Item 2.    Description of Property                                             8

Item 3.    Legal Proceedings                                                   8

Item 4.    Submission of Matters to a Vote of Security Holders                 9

                                     PART II
                                     -------

Item 5.    Market for Common Equity and Related Stockholder Matters            9

Item 6.    Management's Discussion and Analysis or Plan of Operation          12

Item 7.    Financial Statements                                               20

Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           20

Item 8AT.  Controls and Procedures                                            21

Item 8B.   Other Information                                                  22

                                    PART III
                                    --------

Item 9.    Directors, Executive Officers, Promoters and Control Persons
           and Corporate Governance; Compliance with Section 16(a) of
           the Exchange Act                                                   23

Item 10.   Executive Compensation                                             24

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    27

Item 12.   Certain Relationships and Related Transactions and Director
           Independence                                                       28

Item 13.   Exhibits and Reports on Form 8-K                                   28

Item 14.   Principal Accountant Fees and Services                             29

Signatures                                                                    30

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of MULTI-MEDIA TUTORIAL SERVICES, INC., a Delaware corporation (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing, involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL:

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

The Company has developed a website, TutorialChannel.com which incorporates various on-line products and services, among them interactive test taking practice, streaming video featuring the Math Made Easy courseware and online tutoring. The Tutorial Channel enables parents to obtain personalized live on-line tutoring for their children in the comfort of their home at prices significantly lower than traditional tutoring. The Company employs tutors who have graduated in mathematics and science and performed at the top of their class. The Company plans on promoting its online services through its website and internet advertising. The Company has redesigned its tutorialchannel.com website and expanded its tutoring service to science subjects in addition to mathematics.

The Company currently offers online tutoring services to its customers and has acquired several hundred paid subscriptions. The average current subscription price for these customers is $60 per month which includes the Company's on line testing service and a limited number of tutoring sessions.

The Company has developed an online test preparation division. This entails online preparation for the standardized tests such as SAT, PSAT and ACT. The Company expects to begin marketing this service in the upcoming fall season.

The Company generates leads through Internet advertising. The Company utilizes its own inbound and outbound telephone sales force to convert these leads into sales. Payment is made by credit card or direct debit to a checking account. The product is then shipped to the customer. The Company's products have been purchased by over 325,000 customers over the last ten years. In addition, the Company has recently begun to point a portion of its advertising directly to the tutorialchannel.com site.

The Company's objective is to become the premiere resource for parent and students across the country for their tutorial and remedial home study programs. The Company recently launched a new website, Mathmadeeasy.net, for purchases of its Math Made Easy DVD series, whereas our website, Mathmadeeasy.com, offers a combined program of review courseware and tutorial services. The Company's tutorialchannel.com website offers both monthly subscriptions for tutorial services as well as hourly tutoring packages in math and science. In addition, the website includes a test taking module where members can access a plethora of problems and worked out solutions in all areas of mathematics. The Company experiences a steady stream of both visitors to its website as well as sales conducted through the website.

Need for Additional Financing to Fund Operations

The Company has suffered recurring losses and has an accumulated deficit of $22,025,837 and a working capital deficiency of $6,324,526 at February 29, 2008. In order to sustain its operations and grow its business in this competitive market, the Company needs to obtain additional financing. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. To date, the Company has not successfully attained additional financing and there can be no reassurances that the Company will be able to do so in the future. If the Company is unsuccessful in attaining additional financing, the Company may be required to severely curtail or cease operations. See "Management's Discussion and Analysis or Plan of Operation" and "Risk Factors".

During the year ended February 29, 2008, the Company and its subsidiary, The Math Channel, received a notice of assessment from the New York Sate Department of Labor in the amount of approximately $15,000. the DOL claiming a predecessor/successor relationship between the Company and The Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that The Math Channel currently is obligated to pay based on certain compensation for each employee. the Company has retained counsel to investigate and seek a resolution in this matter. the accompanying financial statements do not reflect this potential liability pending counsel's attempt to resolve this matter.

PRODUCTS

The Company's products consist of an extensive line of "Math Made Easy" and "Reading Made Easy" DVD's and ancillary material for direct sale to consumers via direct marketing primarily through internet advertising.
See "Sales Marketing & Distribution."

CURRENT PRODUCTS AND SERVICES

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

The Company provides its customers with monthly tutoring subscriptions ranging in price from $39.95 to $139.95. Additionally, the Company offers hourly tutoring packages ranging from $45 to $65 per hour.

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

Over the last year, the Company has made significant improvement in its delivery system of online tutoring. The Company has introduced an automated scheduling system on its tutorialchannel.com website. Students can easily schedule convenient times for tutoring which is available day, evening and weekends. The Company has also added an audio component which allows students to communicate verbally with their tutor using the online application and simple headsets.

The Company has developed its own technology for the delivery of group online sessions. This new technology enables the instructor to lecture to the group online and invite verbal participation by electronically recognizing one student at a time. This technology will facilitate the Company's current efforts to market group test prep classes.

PRODUCT ACQUISITION

In addition to developing its own math products, the Company purchases products from third parties.

THE MARKET

GENERALLY. Education is second only to health care in annual expenditures in the U.S. representing almost ten percent of GNP, $400 to $600 billion. Fully 40 percent of students encounter some difficulty at various times mastering mathematics and science. The loss of individualized instruction in many school districts places an additional burden on the home, requiring supplemental education products that are both informative and challenging.

Much of the activity in the for-profit education industry lies in post-secondary education and in niches around the margins of traditional pre-collegiate education. Those niches include tutoring, test preparation, college counseling, electronic learning and the education of at-risk children.

The Company's Math Made Easy and TutorialChannel.com website lie at the intersection of the consumer market for educational and developmental products for children, and the increasing acceptance of Internet-based commerce. Traditional retailers of educational products, including mass market retailers, typically lack a focus on education, do not evaluate the products they offer and may not understand the development needs of individual children.

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

SUPPLEMENTAL EDUCATION AT HOME. The Company believes that parents are increasingly concerned about the quality of their children's education and are seeking to supplement the existing curricula. In particular, they are seeking to use computers and DVD players now found in most homes for educational purposes. In addition, the Company believes that adults going back to school to prepare for career moves or promotions are an ever growing potential market for its educational DVD's. The Company has found that its primary customers are parents with children in the educational system. The Company's efforts to date have resulted in a database of more than 550,000 names, of which 325,000 ordered product, and approximately 250,000 names of potential customers.

HOME SCHOOLING AT THE MARKET. As the home schooling phenomenon continues to grow, the Company plans to direct its on-line teaching and tutorial services to meet the needs of these students. Often, home schoolers need supplemental review and tutorial services. The Company can satisfy the needs of these home schoolers through its online tutorial subscriptions which combine on-line live tutoring with its online test banks and practice exercises. The Company plans on initiating a focused internet advertising campaign targeted at home school parents.

SAT PREPARATION. The Company plans on initiating a focused advertising campaign utilizing search engine advertising and an internet public relations campaign to galvanize business for its on-line SAT Prep division. The Company expects the SAT prep to become a significant growth area in its total portfolio of tutorial services. The Company believes that its online tutorial services make it an attractive source for schools and college sales. In each of the fiscal years ended February 29, 2008 and 2007, consumer videotape and DVD sales and school videotape and DVD sales constituted approximately 95%, and 5%, respectively, of total educational sales.

SALES, MARKETING AND DISTRIBUTION

The Company sells its programs on DVD to schools and consumers. The Company maintains an in house sales force and is able to convert generally 10% of its leads into customers. As the Company continues to expand its sales force it will seek out new Internet advertising opportunities to increase its volume of leads.

The Company conducts an active outbound sales program to its past customers in which it provides previous customers the follow-up course and tutoring at a discounted price.

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

PROPRIETARY RIGHTS

The Company currently has trademarks for the following: MATH MADE EASY, PASSPORT TO MATH SUCCESS and REAL LIFE MATH.

COMPETITION

The Company's educational DVD offerings compete with a variety of software related tutorials of well established companies, who market their materials in computer software related stores. These companies typically provide a significant advertising budget to support their retail sales programs. In addition, the Company's self help tutorial programs compete with local and national privately owned learning centers such as Sylvan Learning Corp, Kumon, Huntington Learning as well as Kaplan's educational testing centers. These companies allocate many millions of dollars to support the branding of these centers. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than our Company. The market is also characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing through Internet advertising, the Company recognizes that the Internet currently hosts many other educational and children related sites that include competitive educational software. This could diminish demand for the Company's products.

As the Company expands its entry into the online tutoring marketplace, it faces growing competition from well funded companies such as Tutor.com and Tutor Vista and a host of smaller companies. The Company distinguishes itself from most of its competitors in that it relies exclusively on American tutors who are fluent and articulate English speakers.

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

EMPLOYEES

As of May 15, 2008, the Company had twenty five (25) employees, of whom two were executive officers, twelve were tutors, eight were engaged in sales, and three were in marketing, support and administration. The Company has made significant reductions in personnel in order to reduce overhead expenses. The Company routinely retains outside consultants to augment its computer, telephone and telemarketing expertise. The Company also relies on several outside consultants for expertise in hardware, software and curriculum development. The Company believes that its relationship with its employees is generally satisfactory.

PROPERTY

The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500, expired in February, 2006. The Company is currently leasing this facility on a month-to-month basis

AVAILABLE INFORMATION

We are subject to the information reporting requirements of the Exchange Act, and, accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500, expired in February, 2006. The Company is currently leasing this facility on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

During the year ended February 29, 2008, the Company and its subsidiary, the Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. The DOL claiming a predecessor/successor relationship between the Company and The Math Channel, wherein the company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that The Math Channel currently is obligated to pay based on certain compensation for each employee. the Company has retained counsel to investigate and seek a resolution in this matter. the accompanying financial statements do not reflect this potential liability pending counsel's attempt to resolve this matter.

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

On February 2, 2000, the Company converted an account payable of $135,500 due to its former accountants, Holtz Rubenstein & Co., LLP, into a one-year Series B Note, in the principal amount of $135,500, bearing interest at the rate of 10% per annum. As of February 2001, this note has expired and Holtz Rubinstein & Co has received a judgment for $120,000. The complaint by Holtz Rubenstein was entered April, 2001 in Supreme Court, Suffolk County.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

OUR COMMON STOCK

The Company's Common Stock and Warrants are listed for trading on the NASD Electronic Bulletin Board under the symbols MMTS and MMTSW, respectively.

The following table sets forth the high and low sales price for the Company's Common Stock in each quarter of the fiscal years ended February 28, 2007 and 2008 and the initial quarter of the fiscal year ending February 28, 2009.

---------------------- -------------- -------------- ------------ --------------
       PERIOD             LOW BID        HIGH BID      LOW ASK       HIGH ASK
---------------------- -------------- -------------- ------------ --------------
YEAR ENDED 2/28/09
---------------------- -------------- -------------- ------------ --------------
  First Quarter            $0.015           $0.03        $0.02          $0.04
---------------------- -------------- -------------- ------------ --------------

---------------------- -------------- -------------- ------------ --------------
YEAR ENDED 2/29/08
---------------------- -------------- -------------- ------------ --------------
  Fourth Quarter           $0.021           $0.06        $0.03          $0.072
---------------------- -------------- -------------- ------------ --------------
  Third Quarter            $0.051           $0.10        $0.065         $0.11
---------------------- -------------- -------------- ------------ --------------
  Second Quarter           $0.0415          $0.12        $0.06          $0.134
---------------------- -------------- -------------- ------------ --------------
  First Quarter            $0.12            $0.075       $0.13          $0.08
---------------------- -------------- -------------- ------------ --------------

---------------------- -------------- -------------- ------------ --------------
YEAR ENDED 2/28/07
---------------------- -------------- -------------- ------------ --------------
  Fourth Quarter           $0.111           $0.03        $0.12          $0.04
---------------------- -------------- -------------- ------------ --------------
  Third Quarter            $0.06            $0.041       $0.079         $0.044
---------------------- -------------- -------------- ------------ --------------
  Second Quarter           $0.112           $0.04        $0.13          $0.045
---------------------- -------------- -------------- ------------ --------------
  First Quarter            $0.069           $0.02        $0.08            .021
---------------------- -------------- -------------- ------------ --------------

The closing bid and asked sales prices of the Common Stock, as traded in the over-the-counter market, on June 3, 2008 were approximately $.03 and $.03, respectively. These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

HOLDERS

As of the close of business on June 12 2008, there were approximately 125 holders of the Company's Common Stock.

DIVIDEND POLICY

The Company has not paid a cash dividend on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

TRANSFER AGENT

Our transfer agent is Integrity Stock Transfer 3027 East Sunset Road Suite 103 Las Vegas, NV 89120.

RECENT SALES OF UNREGISTERED SECURITIES

FOR THE YEAR ENDED FEBRUARY 29, 2008:

For the year ended February 29, 2008, as related to the conversion of a $67,000 demand note payable plus accrued interest of $605 into a Series E note payable the Company issued 1,025,175 share of common stock. These common shares have been valued at $99,005, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted.

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

For the year ended February 29, 2008, the Company converted Series E notes payable of $50,000 plus accrued interest of $5,833 for a total of $55,883 into 558,330 shares of common stock at a per share price of $.10. The stock price was $.11 on the date of conversion; the balance of $5,583 was charged to interest expense.

For the year ended February 29, 2008, the Company converted $15,000 notes payable directly to 150,000 shares of common stock at a per share price of $.10.

On August 27, 2007, the Company issued 100,000 shares of common stock for a consulting services agreement valued at $7,000, on an average per share price of $.07. For the year ended February 29, 2008,, a total of $7,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

On June 19, 2007, the Company issued 2,000,000 shares of common stock for a two
(2) year consulting services agreement valued at $220,000, on an average per share price of $.11. For the year ended February 29, 2008,, a total of $82,500 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

In March, April and June 2007, the Company issued an additional $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock valued at $315,000, at an average per share price of $.097.

In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. For the year ended February 29, 2008, the Company issued 1,000,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded $81,000, on an average per share price of $.081, for the issuance of these common shares as a consulting expense included in selling, general and administrative expenses.

In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000 on an average per share price of $.076, and have been recorded as a deferred compensation expense, netted against additional paid in capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. For the year ended February 29, 2008, a total of $47,500 has been expensed for this consulting agreement and included in selling, general and administrative expenses.

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement were set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the year ended February 29, 2008, the Company has recorded $40,000, as a consulting expense included in selling, general and administrative expenses.

During the nine months ended November 30, 2007, the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement entered into in June 2006 and paid for in common stock, which concluded in August 2007.

On March 15, 2007, Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500. For the year ended February 29, 2008, the Company has recorded $31,500, as a consulting expense included in selling, general and administrative expenses.

FOR THE YEAR ENDED FEBRUARY 28, 2007:

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

During December 2006 the Company issued 136,250 shares of common stock for consulting services. These shares were issued at a market price of $0.05 per share. The value of these shares, recorded as a non-cash compensation expense, was $6,813

In December 2006 the Company issued 125,000 shares of common stock, to a holder of a note payable, to obtain a one year extension on the due date of the note to December 31, 2007. These shares were valued at market for $6,250 and are recorded as a non-cash financing charge.

In addition to the issuance of common stock, the Company granted the note holder a warrant to purchase 25,000 shares of common stock at $0.10 per share. This warrant granted on December 31, 2006, is exercisable upon issuance and has a five year life. The Company has valued this warrant under a Black-Scholes option-pricing model. The total value assigned to these warrants was $5,600 recorded as financing costs. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 274%, risk-free interest rate of 4.70%, and an expected life of five years.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES"AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT ON FORM 10-KSB, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

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

The Company has developed a website, TutorialChannel.com which incorporates various on-line products and services, among them interactive test taking practice, streaming video featuring the Math Made Easy tutorials and online tutoring. The Tutorial Channel enables parents to obtain personalized live on-line tutoring for their children in the comfort of their home at prices significantly lower than traditional tutoring. The Company employs tutors who generally have graduated in mathematics and science and performed at the top of their class. The Company plans on promoting its online services through its website and internet advertising. The Company has redesigned its tutorialchannel.com website and plans to expand its tutoring service to science subjects in addition to mathematics.

The Company currently offers online tutoring services to its customers and has acquired several hundred paid subscriptions. The average current subscription price for these customers is $60 per month which includes the Company's online testing service and a limited number of tutoring sessions.

The Company has developed an online test preparation division. This entails online preparation for the standardized tests such as SAT, PSAT and ACT. The Company expects to begin marketing this service in the upcoming fall season.

The Company generates leads through Internet advertising. The Company utilizes its own inbound and outbound telephone sales force to convert these leads into sales. Payment is made by credit card or direct debit to a checking account. The product is then shipped to the customer. The Company's products have been purchased by over 325,000 customers over the last ten years. In addition, the Company has recently begun to point a portion of its advertising directly to the tutorialchannel.com site.

The Company's objective is to become the premiere resource for parent and students across the country for their tutorial and remedial home study programs. The Company recently launched a new website, Mathmadeeasy.net, for purchases of its Math Made Easy DVD series, whereas our website, Mathmadeeasy.com, offers a combined program of review courseware and tutorial services. The Company's tutorialchannel.com website offers both monthly subscriptions for tutorial services as well as hourly tutoring packages in math and science. In addition, the website includes a test taking module where members can access a plethora of problems and worked out solutions in all areas of mathematics. The Company experiences a steady stream of both visitors to its website as well as sales conducted through the website.

During the year ended F29, 2008, the Company and its subsidiary, The
Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. the DOL is claiming a predecessor/successor relationship between the Company and The Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that The Math Channel currently is obligated to pay based on certain compensation for each employee. the Company has retained counsel to investigate and seek a resolution in this matter. the accompanying financial statements do not reflect this potential liability pending counsel's attempt to resolve this matter.

NEED FOR ADDITIONAL FINANCING TO FUND OPERATIONS

The Company has suffered recurring losses and has an accumulated deficit of $22,025,837 and a working capital deficiency of $6,324,526 at February 29, 2008. In order to sustain its operations and grow its business in this competitive market, the Company needs to obtain additional financing. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. To date, the Company has not successfully attained sufficient additional financing and there can be no reassurances that the Company will be able to do so in the future. If the Company is unsuccessful in attaining additional financing, the Company may be required to severely curtail or cease operations. See "Management's Discussion and Analysis or Plan of Operation" and "Risk Factors."

PRODUCTS

The Company's products consist of an extensive line of "Math Made Easy(TM)" and "Reading Made Easy(TM)" DVD's and ancillary material for direct sale to consumers via direct marketing primarily through internet advertising.
See "Sales Marketing & Distribution."

CURRENT PRODUCTS AND SERVICES

The Company's Math Made Easy line covers all levels of math from pre-school through elementary school as well as high school and college level. These products are intended to provide a comprehensive review of the subject matter in a condensed and efficient format. Typically, an entire year's course is condensed into less than five hours of programming consisting of videotape or DVD lesson reviews, accompanied by computer graphics and exercises. The average math consumer order consists of a set of five educational videotapes or DVD's at a price of $200. Sets of five videotapes are sold to schools at a price of $279, and the Company has also entered into non-exclusive agreements with various companies to distribute tapes of reading and literacy educational products as part of its Reading Made Easy(TM) series. The products include reading readiness, letter identification, grammar, and reading comprehension which cover topics from preschool through junior high school. The various titles include DVD's and workbooks. The Company purchases these products at discounted rates from the respective manufacturers or distributors and then distributes them through the Company's direct marketing division. The average reading consumer order consists of five videotapes or DVD's at a price of approximately $200 for each order.

The Company provides its customers with monthly tutoring subscriptions ranging in price from $39.95 to $139.95. Additionally, the Company offers hourly tutoring packages ranging from $45 to $65 per hour.

PRODUCT DEVELOPMENT

The Company produces many of its own math DVD products and supplemental workbooks developed by the Company's educational coordinators. The Company employed Dr. Meryle Kohn, chairperson of the mathematics and science departments at New York Institute of Technology, as its curriculum coordinator in the production of many of its programs. The Company currently employs, on an as needed basis, a staff of educational writers and software developers who are currently preparing content for the Company's subsidiary, Tutorialchannel.com. The Company plans on producing additional titles in the mathematics field.

Many of the Company's DVD's include colorful computer graphics and real life vignettes, certain of which are scripted by professional writers. The curriculum writers seek to augment comprehension of the materials by numerous examples, which are solved on a step by step basis. The curriculum invites interaction by requesting the viewer to pause and to solve designated problems before restarting the videotape to view the step-by-step solution.

Over the last year, the Company has made significant improvement in its delivery system of online tutoring. The Company has introduced an automated scheduling system on its tutorialchannel.com website. Students can easily schedule convenient times for tutoring which is available day, evening and weekends. The Company has also added an audio component which allows students to communicate verbally with their tutor using the online application and simple headsets.

The Company has developed its own technology platform for the delivery of group online sessions. This new platform enables the instructor to lecture to the group online and invite verbal participation by electronically recognizing one student at a time. This technology will facilitate the Company's current efforts to market group test prep classes.

PRODUCT ACQUISITION

In addition to developing its own math products, the Company purchases products from third parties.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED FEBRUARY 29, 2008, AND FEBRUARY 28, 2007.

Net sales for the fiscal year ended February 29, 2008 decreased by $129,590 or 16.46%, to $657,498 from $787,088 in the fiscal year ended February 28, 2007. A more competitive environment on web advertising resulted in fewer advertising opportunities, thereby decreasing sales.

Gross profit decreased by $132,205, or 18.97%, to $564,749 in 2008, from $696,954 in 2007.

Selling, General and Administrative expenses increased by $458,834, or 36.93%, to $1,701,415 in 2008 from $1,242,581 for 2007. Of these expenses, $669,237 pertained to stock based compensation.

Loss from operations increased by $591,039, or 108.32%, to $1,136,666 in 2008 from $545,627 in 2007. The decrease in sales and higher general and administrative expenses resulted in higher loss from operations.

Interest expense increased by $163,906, or 59.03%, to $441,578 in 2008 from $277,672 in 2007. During 2008, a total $441,578 of the interest expense relates to: (i) issuance of 125,000 shares of common stock for an extension on a note payable owed by the Company, valued at market for $6,250, (ii) issuance of 250,000 shares of common stock in connection with the issuance of a $50,000 note payable valued at market for $5,275, recorded as a discount on debt, of which $1,613 has been amortized and accounted for as interest expense,(iii) issuance of 375,000 shares of common stock in connection with the issuance of a $75,000 note payable valued at market for $29,950, (iv) issuance of warrants to purchase 125,000 shares of common stock at $0.10 per share, valued under the Black-Scholes valuation model at $5,600. These warrants have a five year life from the date of grant.

During 2007 a total of $277,672 of the interest expense relates to: (i)issuance of 125,000 shares of common stock for an extension of a due date on a note payable granted to the Company, valued at market for $3,750, (ii) issuance of five-year warrants to purchase 125,000 shares of common stock at $0.10 per share issued in connection with the previous loan extension, and valued under the Black-Scholes valuation model at $3,700, (iii) grant of five year warrants to financial consultants to purchase 600,000 shares of common stock at an exercise price of $0.10 per share and valued at $21,900 using the Black-Scholes option pricing model.

Net losses increased by $708,771, or 86.09%, to $1,532,070 in 2008 from to $823,299 in 2007. The decrease in sales and higher general and administrative expenses resulted in a higher net loss in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2008, there was a book overdraft of $20,162, compared to a book overdraft at February 28, 2007 of $16,113.

Net cash used in operating activities in 2008 was $489,259 as compared to cash used in operating activities in the amount of $165,669 in 2007. This is primarily the result of the operating loss.

Net cash used in investing activities in 2008 was $44,340, compared to net cash used of $26,444 in 2007.

Net cash provided from financing activities in 2008 was $533,599, compared to $189,459 in 2007. The primary increase in cash from financing activities was the proceeds from increased loans in 2008 versus 2007.

During the year ended February 29, 2008, the Company issued 5,837,860 shares of common stock for financial consulting and legal services valued at $0.03 to $0.11 per share; 3,716,725 shares of common stock issued with debt valued at $0.06 to $0.12 per share, accounted for as a debt discount to be amortized over the life of the loan; 1,391,780 shares of common stock valued at $0.07 to $0.12 per share for conversion of outstanding convertible debt; 200,000 shares of common stock issued upon the exercise of a stock option at $0.01 per share.

During the year ended February 28, 2007, the Company issued 2,236,250_shares of common stock for financial consulting and legal services valued between $.04_to $.06_ per share; 125,000 shares of common stock valued at $0.05 per share accounted for as interest, to extend a note payable; 250,000 shares of common stock valued at $0.05 per share to liquidate certain trade payables; 250,000 shares of common stock issued with debt valued at $0.0211 per share, accounted for as a debt discount to be amortized over the life of the loan; 375,000 shares of common stock issued with debt valued at $0.0799 per share, accounted for as a debt discount to be amortized over the life of the loan; 400,000 shares of common stock issued upon the exercise of a stock option at $0.01 per share; 1,420,000 shares of common stock valued at $0.10 per share for conversion of outstanding convertible debt.

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

The Company's annual report from its independent public accountants includes an explanatory paragraph describing the uncertainty as to the ability of the Company's operations to continue as a going concern. The Company incurred net losses of approximately $1,532,070 and $823,299 during the years ended February 29, 2008 and February 28, 2007, respectively. In addition, the Company had an accumulated deficit of approximately $22,025,837 and a working capital deficit of approximately $6,324,526 as of February 29, 2008. The Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004, of approximately $631,000. Management recognizes that the Company must generate additional resources and the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through debt/equity financing and the extension of existing debt. Management is also contemplating the implementation of additional products. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company's operations have not been materially affected by the impact of inflation.

OFF-BALANCE SHEET ARRANGEMENTS.

None

                                  RISK FACTORS

The Company's business involves a high degree of risk. Shareholders and investors should carefully consider the following risk factors and the other information included in this Report.

WE HAVE A HISTORY OF OPERATING LOSSES.

The Company has experienced significant losses from operations since inception. It experienced losses of approximately $1,532,070 and $823,299 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. As of February 29, 2008, the Company had a working capital deficit of approximately $6,324,526 and an accumulated deficit of approximately $22,025,837. The Company's working capital requirements have been met primarily from loans and private sales of securities provided by management and other investors, but there can be no assurance the Company will be able to obtain such funds in the future. As of February 29, 2008, the Company had outstanding loans and advances aggregating approximately $2,784,774, of which $1,326,390 may be converted into equity. Notes payable totaling $2,134,774 are either due on demand or past due. Notes payable totaling $650,000 are due during the fiscal year ended February 28, 2011. There can be no assurance the Company will be able to convert the debt to equity, or generate the funds from operations or further financings to repay these obligations. Currently, the Company's sales volume is not sufficient to repay this indebtedness. In addition, the Company's operating expenses are anticipated to increase significantly in the future if the Company is able to implement its expanded marketing strategy. Although the Company is seeking additional funds to allow it to repay its current debt, expand its customized sales operations and develop its e-commerce business plan, there can be no assurance that the Company will not continue to experience such losses or will ever generate revenues at levels sufficient to support profitable operations. The Company has received a report from their independent public accountants, which includes an explanatory paragraph describing the uncertainty as to the ability of the Company to continue as a going concern. See "Management's Discussion and Analysis or Plan of Operation" and "Consolidated Financial Statements."

Need for Additional financing to Fund Operations

The Company has suffered recurring losses and has an accumulated deficit of $22,025,837 and a working capital deficiency of $6,324,526 at February 29, 2008. In order to sustain its operations and grow its business in this competitive market, the Company needs to obtain additional financing. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. To date, the Company has not successfully attained additional financing and there can be no reassurances that the Company will be able to do so in the future. If the Company is unsuccessful in attaining additional financing, the Company may be required to severely reduce or cease operations. See "Management's Discussion and Analysis or Plan of Operation" and "Risk Factors;

The New York State Department entered an assessment.

During the year ended February 29, 2008, the Company and its subsidiary, the Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. The DOL is claiming a predecessor/successor relationship between the Company and the Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that the Math Channel currently is obligated to pay based on certain compensation for each employee. The Company has retained Counsel to investigate and seek a resolution in this matter. The accompanying financial statements do not reflect this potential liability pending Counsel's attempt to resolve this matter.

WE MAY BE FORCED TO CEASE OPERATION IF WE DO NOT OBTAIN ADDITIONAL FINANCING..

The Company has limited resources and has not been able to finance its activities with the proceeds from operations and there can be no assurance it will be able to do so in the future. The Company is actively seeking sources of additional financing in order to meet its debt repayment obligations and to maintain and potentially expand its current operations. If the Company is unsuccessful in obtaining additional financing, the Company may be forced to cease operations. Even if the Company is able to obtain funding, there can be no assurance that a sufficient level of sales will be attained to fund such operations or that unbudgeted costs will not be incurred. Future events, including the problems, delays expenses and difficulties frequently encountered by similarly situated companies, as well as changes in economic, regulatory or competitive conditions, may lead to cost increases that could make the net proceeds of any new funding and cash flow from operations insufficient to fund the Company's capital requirements. There can be no assurances that the Company will be able to obtain such additional funding from management or other investors on terms acceptable to the Company, if at all. Additional financings may result in dilution for then current stockholders. See "Management's Discussion and Analysis or Plan of Operation."

ANY FUTURE ISSUANCES OF STOCK WILL CAUSE DILUTION TO OUR CURRENT STOCKHOLDERS.

The Company currently has outstanding options, warrants and other rights to acquire an aggregate of approximately 20,349,348 shares of Common Stock and as of June 3, 2008, the price of the Company's current stock as quoted on the NASD Electronic Bulletin Board was approximately $.03 per share. Any future issuances may substantially dilute the holdings of the Company's current stockholders. Furthermore, such issuances could result in a change of control of the Company. See "Need for Additional Financing."

INCREASED CONSUMER RETURNS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUE.

The Company typically experiences returns of 25% from customers which is standard for the industry. Increased consumer returns due to the perceived inferiority or ineffectiveness of our products could have a material adverse effect on our revenues and cause our business to fail.

WE COMPETE WITH OTHER INTERNET AND OTHER MEDIA ADVERTISERS WHO HAVE GREAT RESOURCES THAN US.

Over the past few years the Company has shifted its advertising dollars from radio and TV to Internet and has thereby eliminated its dependence on the seasonal swings in advertising inventory which fluctuates widely for TV and radio. The Company plans to expand its media campaign to radio and TV advertising and be subject once again to these fluctuations. In the Internet arena, as more advertisers compete for web customers, advertising prices may significantly increase, reducing the Company's profitability.

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

WE ARE HIGHLY DEPENDENT ON OUR MATH MADE EASY(TM) PRODUCT LINE.

In the fiscal year ended February 29, 2008, most of the Company's educational sales were from the Math Made Easy(TM) product line and its online tutoring services. The Company is currently selling its math programs in both videotape, DVD, and CD Rom formats. Many of the educational product companies have reconfigured their videotape based programs into interactive computer software. The Company has plans to do this as well but may lack the financing to successfully complete this project.

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

WE ARE IN A COMPETITIVE INDUSTRY.

The Company's educational DVD offerings compete with a variety of software related tutorials of well established companies, who market their materials in computer software related stores. These companies typically provide a significant advertising budget to support their retail sales programs. In addition, the Company's self help tutorial programs compete with local and national privately owned learning centers such as Sylvan Learning Corp, Kumon, Huntington Learning as well as Kaplan's educational testing centers. These companies allocate many millions of dollars to support the branding of these centers. Almost all of these competitors have greater financial resources, greater public and industry recognition and broader marketing capabilities than our Company. The market is also characterized by numerous small companies, with whose products the Company may be unfamiliar, and which may be competitive with the Company's products. The Company's products also compete with other methods of education such as private tutors and televised programs. With respect to the Company's new marketing through Internet advertising, the Company recognizes that the Internet currently hosts many other educational and children related sites that include competitive educational software. This could diminish demand for the Company's products.

As the Company expands its entry into the online tutoring marketplace, it faces growing competition from well funded companies such as Tutor.com and Tutor Vista and a host of smaller companies. The Company distinguishes itself from most of its competitors in that it relies exclusively on American tutors who are fluent and articulate English speakers.

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

LIMITATION OF USE OF NET OPERATING LOSS CARRY FORWARDS.

As of February 29, 2008, the Company had federal net operating loss carry forwards of approximately $22,025,837 portions of which expire yearly through 2027 (subject to certain limitations). This balance gives effect to annual limitations on the utilization of the loss carry forwards caused by "ownership changes" as defined in Section 382 of the Internal Revenue Code. If there is any additional ownership change, there can be no assurance as to the specific amount of net operating loss carry forwards available in any post-change year since the calculation is based upon a fact-dependent formula. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

ISSUANCE OF PREFERRED STOCK; POTENTIAL ANTI-TAKEOVER EFFECT.

Certain provisions of Delaware law and the Company's certificate of incorporation and by-laws could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events could be beneficial to the interests of the stockholders. The Board of Directors has the authority to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the number of shares constituting any such series, the voting powers, designation, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions thereof, including the dividend rights and dividend rate, terms of redemption (including sinking fund provisions), redemption price or prices, conversion rights and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders. The issuance of preferred stock by the Board of Directors could adversely affect the rights of the holders of Common Stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the Common Stock, and could (upon conversion or otherwise) enjoy all of the rights pertinent to Common Stock. The authority possessed by the Board of Directors to issue preferred stock could potentially be used to discourage attempts by others to obtain control of the Company through a merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock or preferred stock.

ITEM 7. FINANCIAL STATEMENTS.

The Company's audited financial statements for the years ended February 29, 2008 and February 28, 2007 and the notes thereto follow the signature page of this Annual Report on Form 10-KSB. The financial statements are included herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T). CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls
---------------------------------

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company Chief Executive and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. The office is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

It is the responsibility of Company's management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim and fiscal year end consolidated financial statements. Management is in the process of remedying the material weakness described above.

Internal Control Over Financial Reporting
-----------------------------------------

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended February 29, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company's internal controls over financial reporting are effective, and no material weaknesses in financial reporting have been discovered upon our year-end evaluation. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

This Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The officers and directors of the Company, as of June 3, 2008, are as follows:

------------------ ---------- --------------------------------------------------
NAME                  AGE     POSITION
------------------ ---------- --------------------------------------------------
Barry Reichman         57     Chief Executive Officer, Chief Financial Officer
                                and Director
------------------ ---------- --------------------------------------------------
Anne Reichman          54     Director
------------------ ---------- --------------------------------------------------

BIOGRAPHIES AND FAMILY RELATIONSHIPS

BARRY REICHMAN has been Chief Executive Officer and a Director of the Company since August 1994, and Chief Financial Officer since September, 1999. From 1985 until 1994, he was Secretary and a Director of Video Tutorial Service, a wholly owned subsidiary of Multi-Media Tutorial Services, Inc. Mr. Reichman holds a B.A. in Economics from Yeshiva University and an M.B.A. from Baruch College. He is the husband of Anne Reichman, a Director of the Company.

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

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended February 29, 2008, no reports were required to be filed under Section 16 (a) of the Exchange Act by any of the Company's executive officers, directors or 10% beneficial owners because the Company does not have a class of stock which is registered under Section 12 of the Exchange Act.

CODE OF ETHICS

We have adopted a Code of Ethics and Code of Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions in that our officers and directors serves in all the above capacities. The Code of Ethics and Code of Business Conduct are attached to this annual statement as Exhibits 14.1 and 14.2 respectively.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding the compensation paid to our "named executive officers" as defined in Rule 402(a)(2) under Regulation S-B. Compensation accrued during one year and paid in another is recorded under the year of accrual.

The following table sets forth certain information concerning compensation of certain of the Company's executive officers (the "Named Executives"), including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended February 29, 2008 and February 28, 2007:

                           SUMMARY COMPENSATION TABLE

------------------ ------- ---------- -------- --------- -------------- --------------- -------------- --------------- -----------
                                                                                         Nonqualified
                                                                          Non-Equity       Deferred
     Name and                                   Stock       Option      Incentive Plan   Compensation    All Other
     Principal              Salary     Bonus    Awards      Awards       Compensation      Earnings     Compensation     Total
     Position       Year      ($)       ($)      ($)          ($)             ($)             ($)           ($)           ($)
        (a)          (b)      (c)       (d)      (e)          (f)             (g)             (h)           (i)           (j)
------------------ ------- ---------- -------- --------- -------------- --------------- -------------- --------------- -----------
Barry Reichman (1)   2008   $100,000     0        0        $200,000(2)         0               0             0          $300,000

------------------ ------- ---------- -------- --------- -------------- --------------- -------------- --------------- -----------
                     2007   $100,000     0        0         $35,000(3)         0               0             0          $135,000
------------------ ------- ---------- -------- --------- -------------- --------------- -------------- --------------- -----------

(1)   Mr. Reichman has served as Chief Executive Officer since July 31, 1999.

(2) Reflects four option awards as follows: On 3/29/07 500,000 options at an exercise price of $.10, on 8/27/07 250,000 options exercisable at $.07, on 11/30/07 250,000 options exercisable at $.05, and on 2/28/08 4,000,000 options exercisable at $.03. The options were fully vested on the date of grant and terminate on the tenth anniversary of the date of grant.

(3) Reflects three option awards each for 250,000 shares of common stock granted on August 14, 2006, November 30, 2006 and December 1, 2006 at an exercise price of $.06, $.04 and $.04 respectively. The options were fully vested on the date of grant and terminate on the tenth anniversary of the date of the grant.

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

During the year ended February 28, 2006, the Company established the 2006 Incentive Compensation Plan ("2006 Plan"). Underlying the 2006 Plan a total of 3,600,000 shares are available to be granted. As of February 29, 2008, 2,686,250 shares were granted under this plan. The 2006 Plan is effective from June 13, 2006 through June 13, 2011.

                                        OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
                                Option Awards                                                 Stock Awards
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
     Name        Number of       Number of        Equity       Option     Option    Number       Market      Equity       Equity
                Securities      Securities       Incentive    Exercise   Exercise  of Shares     Valued     Incentive    Incentive
                Underlying      Underlying      Plan Awards:  Price ($)    Date    of Units     of Shares     Plan         Plan
                Unexercised     Unexercised      Number of                         of Stock     or Units     Awards:      Awards:
                  Options         Options       Securities                         That Have    That Have   Number of    Market or
                    (#)             (#)         Underlying                         Not Vested   Not Vested  Unearned      Payout
                Exercisable    Unexercisable    Unexercised                           (#)          ($)       Shares,     Value of
                                                  Options                                                   Units or     Unearned
                                                    (#)                                                      Other        Shares,
                                                                                                             Rights      Units or
                                                                                                           That Have   Other Rights
                                                                                                           Not Vested   That Have
                                                                                                              (#)       Not Vested
                                                                                                                           ($)
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
      (a)           (b)             (c)             (d)          (e)        (f)       (g)          (h)        (i)          (j)
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     104,967                                       $.30     May, 27
                                                                           2008
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     120,000                                        .12     Dec 1,
                                                                           2009
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman   1,000,000                                        .10     Sept 1,
                                                                           2009
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     600,000                                        .10     May 9,
                                                                           2015
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     400,000                                        .10     May 9,
                                                                           2015
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman   1,000,000                                        .07     Jan 2,
                                                                           2012
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman   2,000,000                                        .06     Dec 2,
                                                                           2012
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     250,000                                        .06     Aug 4,
                                                                           2016
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     250,000                                        .04     Nov 30,
                                                                           2016
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     250,000                                        .04     Dec 1,
                                                                           2016
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     500,000                                        .10     Mar 29,
                                                                           2017
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     250,000                                        .07     Aug 27,
                                                                           2017
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman     250,000                                        .05     Nov 30,
                                                                           2017
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------
Barry Reichman   4,000,000                                        .03     Feb 28,
                                                                           2018
--------------- -------------------------------------------- ---------- ---------- ----------------------------------- -------------

INDEMNITY

The Articles of Incorporation provide for indemnification to the full extent permitted by the laws of the State of Delaware for each person who becomes a party to any civil or criminal action or proceeding by reason of the fact that he, or his testator, or intestate, is or was a director or officer of the corporation or served any other corporation of any type or kind, domestic or foreign in any capacity at the request of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act 1993"), as amended, may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act 1933 and is, therefore, unenforceable.

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended February 29, 2008, no director expenses were reimbursed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of June 12, 2008 with respect to the beneficial ownership of the issuer's common stock by (i) each person known by the issuer to be the beneficial owner of more than 5% of the outstanding common stock which is the only class of stock of the issuer, (ii) each director of the Company's board of directors, (iii) each "named executive officer" as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act and (iv) the directors and executive officers of the issuer, as a group, without naming them.

         NAME AND ADDRESS                SHARES HELD         PERCENTAGE (1)
         ----------------                -----------         --------------

         Barry Reichman (2)               18,999,967              27.4%

         Anne Reichman (2)                18,999,967              27.4%

         Mike Lee (3)                      4,268,645               7.9%

         Richard Kraniak (4)               4,783,505               8.7%

         All Officers and Directors
           As a Group (2)                 18,999,967              27.4%

* Less than 1%

(1) Based on 53,929,092 shares of Common Stock outstanding as of June 12, 2008. Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Mr. and Mrs. Reichman are husband and wife. Mr. Reichman is an officer and director of the Company. Mrs. Reichman is a director of the Company; includes options to purchase up to 10,974,967 shares granted to Mr. Reichman, options to purchase up to 4,525,000 shares granted to Mrs. Reichman, and 3,500,000 shares owned by Mr. Reichman. Please refer to the outstanding equity awards table above.

(3) The address for Michael Lee is 14 Woodbridge Rd, Hingham, MA 02043, includes warrants to purchase 300,000 shares of common stock granted to Mr. Lee.

(4) The address for Richard Kraniak is 3260 Wellington Court West Bloomfield, MI 48324, includes warrants to purchase 300,000 shares of common stock granted to Mr. Kraniak and notes convertible into 1,000,000 shares of common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be   Weighted average exercise    future issuance under
                                issued upon the exercise     price of outstanding         equity compensation plans
                                of outstanding options,      options, warrants and        (excluding securities
                                warrants and rights          rights                       reflected in column (a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders             2,686,250                       N/A                        913,750
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders                    --                        --                             --
------------------------------- ---------------------------- ---------------------------- ----------------------------

Total                                    2,686,250                       N/A                        913,750
------------------------------- ---------------------------- ---------------------------- ----------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

No transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest.

DIRECTOR INDEPENDENCE

None of the Company's members of the board of directors are deemed to be independent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) The following exhibits required by Item 601 of Regulation S-B are filed with this Registration Statement.

      EXHIBIT #     DESCRIPTION
      ---------     -----------

      3.1           Certificate of Incorporation, as amended (1)
      3.2           By-Laws (1)
      4.1           Form of Warrant Agreement entered into between Registrant
                      and American Stock Transfer & Trust Company (1)
      4.2           Specimens of Registrant's Stock, Redeemable Warrant and Unit
                      Certificate (1)
      10.1          1995 Stock Option Plan (1)
      10.2          2006 Incentive Compensation Plan (2)
      14.1          MMTS Code of Ethics
      14,2          MMTS Code of Business Conduct
      21.1          List of Subsidiaries (2)
      23.1          Consent of Conner & Associates, PC, independent registered public accounting firm
      31.1          Certification of Barry Reichman pursuant to 18 U.S.C.
                      Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002
      32.1          Certification of Barry Reichman pursuant to 18 U.S.C.
                      Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-88494) effective April 13, 1995.

(2)   Incorporated by reference from the Company's Form S-8 (File No:
      333-135694) filed with the Commission on July 11, 2006.

(B)   Reports on Form 8-K. None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Conner & Associates, PC as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Conner & Associates, PC in 2008 and Sherb & Co, LLP in 2007 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's annual reports on Form 10-KSB for Fiscal Years ended February 29, 2008 and 2007 were $29,250 and $25,500 respectively, net of expenses.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MULTI-MEDIA TUTORIAL SERVICES, INC.


Date: June 12, 2008                 By: /s/ Barry Reichman
                                        ----------------------------------------
                                        Barry Reichman, Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        (Principal Executive Officer, Principal
                                        Accounting and Financial Officer)




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 12, 2008                     /s/ Barry Reichman
                                        ----------------------------------------
                                        Barry Reichman, Chief Executive Officer,
                                        Chief Financial Officer and Director
                                        (Principal Executive Officer, Principal
                                        Accounting and Financial Officer)


Date: June 12, 2008                     /s/ Anne Reichman
                                        ----------------------------------------
                                        Anne Reichman, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Multi-Media Tutorial Services, Inc.

We have audited the accompanying consolidated balance sheets of Multi-Media Tutorial Services, Inc. and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended February 29, 2008 and February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Media Tutorial Services, Inc. as of February 29, 2008, the results of their operations and their cash flows for the years ended February 29, 2008 and February 28, 2007 in conformity with accounting principles generally accepted in the United States of America,

The accompanying financial statements have been prepared assuming the Multi-Media Tutorial Services, Inc will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an accumulated deficit of approximately $22,025,837. The Company incurred a net loss for the period ended February 29, 2008 of approximately $1,532,070 and had negative working capital at February 29, 2008 of approximately $6,324,526 The Internal Revenue Service has imposed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payments of payroll taxes of approximately $500,000. These factors, among others, raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ CONNER & ASSOCIATES, PC
NEWTOWN, PENNSYLVANIA
11 JUNE 2008

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS

                                                                  February 29,     February 28,
                                                                     2008             2007
                                                                 -------------    -------------
Current assets:
---------------

Cash                                                             $           -    $           -
Accounts receivable, less allowance for doubtful
  accounts of $12,023 and $20,800 as of
February 29, 2008 and February 28, 2007                               108,315           62,835
Inventories                                                               827            7,401
Prepaid expenses                                                      114,206           53,325
                                                                 -------------    -------------
Total current assets                                                  223,348          123,561
                                                                 -------------    -------------

Furniture & equipment, net                                             14,007           10,902
Intangible assets, net                                                 66,120           53,481
Other assets                                                           26,736            8,745
                                                                 -------------    -------------
Total assets                                                     $    330,211     $    196,689
                                                                 =============    =============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
-------------------

Book overdraft                                                   $     20,162     $     16,113
Accounts payable and accrued expenses                               4,392,938        4,127,838
Notes payable                                                       2,134,774        2,337,225
                                                                 -------------    -------------
Total current liabilities                                           6,547,874        6,481,176
                                                                 -------------    -------------

Long-term debt
--------------
Notes payable, net of discount of $216,977 and $3,662                 433,023           46,338
                                                                 -------------    -------------

Commitments and contingencies

Stockholders' deficit
---------------------
Preferred stock, Series A, $0.01 par value; 1,000,000
 shares authorized; no shares issued and outstanding                        -                -
Preferred stock, Series B, $0.01 par value; 50 shares
 authorized; no shares issued and outstanding                               -                -
Common stock, $0.0001 par value; 100,000,000 shares
 authorized; 52,973,282 and 41,826,917 shares issued
 and outstanding as of February 29, 2008 and
 February 28, 2007, respectively.                                       5,297            4,183

Stock subscription receivable                                          (6,000)          (4,000)

Additional paid-in capital                                         15,375,854       14,162,759
Accumulated deficit                                               (22,025,837)     (20,493,767)
                                                                 -------------    -------------
Total stockholders' deficit                                        (6,650,686)      (6,330,825)
                                                                 -------------    -------------
Total liabilities and stockholders' deficit                      $    330,211     $    196,689
                                                                 =============    =============


     The accompanying notes are an integral part of these consolidated financial statements.


MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------

                                                                        For the Year Ended
                                                                 --------------------------------
                                                                   February 29,     February 28,
                                                                      2008              2007
                                                                 --------------    --------------

Net sales                                                        $     657,498     $     787,088

Cost of sales                                                           92,749            90,134
                                                                 --------------    --------------

Gross profit                                                           564,749           696,954

Selling, general and administrative expenses                         1,701,415         1,242,581
                                                                 --------------    --------------

Loss from operations                                                (1,136,666)         (545,627)
                                                                 --------------    --------------

OTHER INCOME (EXPENSE)

Cancellation of Debt                                                    46,174                 -

Interest Expense                                                      (441,578)         (277,672)
                                                                 --------------    --------------
Total other expense                                                   (395,404)         (277,672)
                                                                 --------------    --------------


NET LOSS                                                         $  (1,532,070)    $    (823,299)
                                                                 ==============    ==============


BASIC AND DILUTED LOSS PER SHARE                                 $       (0.03)    $       (0.02)
                                                                 ==============    ==============


WEIGHTED-AVERAGE SHARES OUTSTANDING                                 49,679,966        38,846,831
                                                                 ==============    ==============


     The accompanying notes are an integral part of these consolidated financial statements.


MULTI-MEDIA TUTORIAL SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------------------
                                                  Common Stock             Stock        Additional
                                           ---------------------------  Subscription     Paid-In      Accumulated
                                              Shares         Amount      Receivable      Capital        Deficit         Total
                                           -------------  ------------  ------------  -------------  -------------  -------------
Balance, February 28, 2006                   36,770,667   $     3,678   $         -   $ 13,766,575   $(19,670,468)  $ (5,900,215)
Common Stock issued for:

Interest                                        125,000            12                        6,238                         6,250

Services                                      2,236,250           224                      103,090                       103,314

Payment of accounts payable                     250,000            25                       12,475                        12,500


Exercise of stock option                        400,000            40        (4,000)         3,960                             -


Series E debt financing                         625,000            62                       35,163                        35,225

Conversion of debt                            1,420,000           142                      141,858                       142,000

Warrants to purchase stock issued for:

Extension of loan payable                                                                    5,600                         5,600

Services                                                                                     4,990                         4,990

Employee stock options                                                                      82,810                        82,810

Net Loss                                                                                                 (823,299)      (823,299)
                                           -------------  ------------  ------------  -------------  -------------  -------------
Balance, February 28, 2007
                                             41,826,917   $     4,183   $    (4,000)  $ 14,162,759   $(20,493,767)  $ (6,330,825)
                                           =============  ============  ============  =============  =============  =============
Common Stock issued for:

Services                                      5,837,860           584                      389,343                       389,927

Series E debt financing                       3,716,725           372                      361,634                       362,006

Conversion of debt                            1,391,780           139                      143,276                       143,415

Beneficial conversion feature with debt               -                                     12,500                        12,500

Employee stock options                                -                                    304,362                       304,362

Exercise of stock options                       200,000            20        (2,000)         1,980                             -

Net Loss                                                                                               (1,532,070)    (1,532,070)
                                           -------------  ------------  ------------  -------------  -------------  -------------
Balance, February 29, 2008                   52,973,282   $     5,297   $    (6,000)  $ 15,375,854   $(22,025,837)  $ (6,650,686)
                                           =============  ============  ============  =============  =============  =============


                      The accompanying notes are an integral part of these consolidated financial statements.


MULTI-MEDIA TUTORIAL SERVICES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------

                                                                        For the Year Ended
                                                                 --------------------------------
                                                                   February 29,     February 28,
                                                                      2008              2007
                                                                 --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                         $  (1,532,070)    $    (823,299)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation and amortization                                           31,194            36,230
Forgiveness of debt                                                    (46,174)                -
Amortization of prepaid contract for service                            43,748            40,103
Amortization of deferred compensation                                  165,125            22,500
Amortization of discount on debt                                       186,668            31,563
Stock based compensation                                               304,362            82,811
Common stock issued for:
Extension for loan repayment                                             7,500             6,250
Services                                                               196,802            80,813
Warrants to purchase common stock granted for:
Extension of loan payable due date                                                         5,600
Services                                                                                   4,990

Changes in Operating assets and Liabilities:
Accounts receivable                                                    (45,480)           60,209
Inventories                                                              6,574                24
Prepaid expenses and other assets                                     (125,220)            5,070
Other Assets                                                                              (5,745)
Accounts Payable and accrued expenses                                  317,712           287,212
                                                                                               -
                                                                 --------------    --------------
Net cash used in operating activities                                 (489,259)         (165,669)
                                                                 --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                                     (8,565)                -
Increase in intangibles                                                (38,375)          (26,444)
Security deposit on new facility                                         2,600                 -
                                                                 --------------    --------------
Net cash used in investing activities                                  (44,340)          (26,444)
                                                                 --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                650,000           174,346
Repayment of note payable                                             (120,451)           (1,000)
Cash deficit                                                             4,050            16,113
                                                                 --------------    --------------
Net cash provided by financing activities                              533,599           189,459
                                                                 --------------    --------------

Net increase (decrease) in cash                                              -            (2,654)

CASH, BEGINNING OF YEAR                                                      -             2,654
                                                                 --------------    --------------

CASH, END OF YEAR                                                $           -     $           -
                                                                 ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

INTEREST PAID                                                    $           -     $           -
                                                                 ==============    ==============
INCOME TAXES PAID                                                $           -     $           -
                                                                 ==============    ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued:
Settlement of accounts payable and accrued expenses              $           -     $      12,500
                                                                 ==============    ==============
With issuance of debt                                            $     354,505     $       5,275
                                                                 ==============    ==============
Exercise of option / stock subscription receivable               $       2,000     $       4,000
                                                                 ==============    ==============
Deferred compensation paid in common stock                       $     317,000     $      30,000
                                                                 ==============    ==============
Services                                                                                       -
                                                                 ==============    ==============
Conversion of debt to common stock                               $     132,000     $     142,000
                                                                 ==============    ==============
Debt issued for Consulting services                              $           -     $      87,500
                                                                 ==============    ==============


      The accompanying notes are an integral part of these consolidated financial statements.

                                                F-5

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
--------------------------------------------------------------------------------

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

NOTE 2 - GOING CONCERN; INTERNAL REVENUE SERVICE FEDERAL TAX LIEN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of $22,025,837 and a working capital deficiency of $6,324,526 at February 29, 2008. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


                                     For the year ended:
                                February 29,      February 28,
                                   2008               2007
                               --------------    --------------

Risk free interest rate            4.61%              4.70%
Expected life                     10 years           10 years
Dividend rate                         0%                 0%
Expected volatility                 271%               267%

FOR THE YEAR ENDED FEBRUARY 29, 2008:

As of February 29, 2008, the Company granted a total of 9,975,000 options to purchase the common stock of the Company at a weighted average price per common share of $.044.

During the year ended February 29, 2008, the Company granted options to purchase 5,825,000 shares of the Company's common stock. These options were valued at a weighted average price of $.041 under the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $241,250 has been expensed as a general and administrative expense for the year ended February 29, 2008. These options expire ten years from the date of grant.

As of February 29, 2008, there is approximately $39,531 of total unrecognized compensation costs related to unvested stock options. These compensation costs are expected to be recognized over a weighted average period of 2.5 years.

FOR THE YEAR ENDED FEBRUARY 28, 2007:

During the year ended February 28, 2007 the Company granted options to purchase 2,450,000 shares of the Company's common stock. These options were valued at a weighted average price of $.041 under the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $64,500 has been expensed as a general and administrative expense for the year ended February 28, 2007. These options expire ten years from the date of grant.

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

During the year ended February 28, 2007, the Company extended the exercise period of options for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options were extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options, with their extended exercise period, were valued with the use of the Black-Scholes valuation model at $0.0448 per share, or $44,800. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the year ended February 28, 2007.

For the years ended February 29, 2008 and February 28, 2007, the Company recorded $304,362 and $81,812 of compensation expense, net of related tax effects, relative to stock options in accordance with SFAS 123R.

For the years ended February 29, 2008 and February 28, 2007, net loss per common share, basic and diluted, for SFAS 123r expense is approximately ($0.01) and zero, respectively.

NOTE 4 - NOTES PAYABLE

NOTES PAYABLE, Current

As of February 29, 2008, the Company maintained the following notes payable, current:

a)       10% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 10% per annum. During the year ended February 29, 20008 the Company repaid $81,700 of these
         demand notes payable.                                                                       $        502,981
----------------------------------------------------------------------------------------------------------------------

b) On April 10, 2006, the Company issued demand notes totaling $87,500 for consulting services to be performed by the note holders over a twenty-four month period, subsequent to the issuance of these notes payable. These notes accrue interest at 10% per annum. In lieu of cash payment the Company may redeem these notes, and any accrued interest, with the issuance of Series E unsecured convertible promissory notes ("Series E"). The Company has recorded the issuance of these notes payable for consulting services as a prepaid expense of $87,500 that is being expensed over the twenty four month period of the consulting agreement. During the year ended February 29, 2008, the Company expensed $43,750, of this deferred compensation.


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

         In March 2007, one of these notes payable for $50,000 redeemed their note principal for a Series E note. Under the terms of the Series E note, the note holder upon issuance of Series E received 5 shares of common stock for each $1 of debt, for a total of 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E. As Series E are immediately convertible to common stock, this Series E was issued and convertible at a rate below market on the date of issuance of the
         Series E. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest expense
         upon conversion of the Series E into common stock.                                                    71,607
----------------------------------------------------------------------------------------------------------------------

c)       8% notes, unsecured, payable on demand. These advances accrue
         interest based on an annualized rate of 8% per annum.                                                765,100
----------------------------------------------------------------------------------------------------------------------


d)       Non-interest bearing notes, unsecured, payable on demand.                                            201,676
----------------------------------------------------------------------------------------------------------------------

e)       17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price
         cannot be lower than $0.55 per share, or more than $3.55 per share.                                  260,776
----------------------------------------------------------------------------------------------------------------------

f)       10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50%
         of the average closing bid during the five trading days prior to
         notice of conversion, but not lower than $.10 per share.                                             284,401
----------------------------------------------------------------------------------------------------------------------
g)       10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

         During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into

         670,000 shares of the Company's common stock at $0.10 per share.                                      25,630
----------------------------------------------------------------------------------------------------------------------

h)       8% notes, unsecured, payable on demand. These advances accrue
         interest based on an annualized rate of 8% per annum.                                                 22,603
----------------------------------------------------------------------------------------------------------------------

         TOTAL NOTES PAYABLE, CURRENT                                                                $      2,134,774
         --------------------------------------------------------------------------------------------=================

NOTES PAYABLE, long-term

      As of February 29, 2008, the Company maintained the following notes payable, long-term:

     During the year ended February 29, 2008, the Company issued $650,000 of
     Series E notes payable. Issued with this debt were 3,250,000 shares of the
     Company's common stock value at $315,000, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the year ended February 29, 2008, the Company amortized $143,546($315,000 minus
     $243,227), of this debt discount. These Series E notes payable have a three
     (3) year life from the date of issuance. The debt is convertible at $.50 per share or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of conversion, but not lower
     than $.10 per share.                                                                            $        650,000

     Less: unamortized portion of debt discount                                                              (216,977)
                                                                                                     -----------------
     Total notes payable, long-term                                                                          $ 433,023
                                                                                                     =================


AS OF FEBRUARY 28, 2007:

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

In February 2007, a total of $75,000 of these demand notes redeemed their note principal (accrued interest paid subsequent to February 28, 2007) for Series E notes. Under the terms of the Series E note, the note holder upon issuance of
Series E receives 5 shares of common stock for each $1 of debt, for a total of
375,000 share of common stock. These shares have been valued at $29,950, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, was due and payable in February 2010. In February
2007, these demand note holders, upon conversion into these Series E notes, converted all $75,000 Series E principal into 750,000 shares of common stock valued at $0.10 per share or $75,000. The $29,950 discount on debt was fully
expensed as interest upon conversion of the Series E into common stock.                                       136,846

8% notes, unsecured, payable on demand. These advances accrue interest based on
an annualized rate of 8% per annum.                                                                           750,000

Non-interest bearing notes, unsecured, payable on demand. During the year
ended February 28, 2007, the Company repaid $1,000 of these notes.                                            201,676

17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of
75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price cannot be lower than $0.55 per share, or more than
$3.55 per share.                                                                                              250,000

10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50% of the average closing bid during the five trading days prior to notice of conversion, but not lower
than $.10 per share.                                                                                          401,390


10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into 670,000 shares of
the Company's  common stock at $0.10 per share.                                                                25,000
                                                                                                     -----------------
                                                                                                     $      2,337,225
                                                                                                     =================

Certain of the above notes payable are from stockholders of the Company.

LONG-TERM NOTE PAYABLE:

As of February 28, 2007 the Company was obligated for the following long-term notes payable:

On April 10, 2006, the Company issued a 10% unsecured convertible $50,000 promissory note in the amount of $50,000, referred to as "Series E" notes.
Issued with the debt, were 250,000 shares of the Company's common stock value at
$5,275, which the Company recorded as a discount on debt that is being amortized and expensed as interest over the life of the debt, or until such time as the debt is converted. During the year ended February 28, 2007 the Company amortized
$1,613, of this debt discount. The debt is convertible at $.50 per share or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This note, including accrued interest, is due and payable on or before April 10,
2009, and is classified as long term debt.
                                                                                                     -----------------
Less: Unamortized portion of Debt Discount                                                                     50,000
                                                                                                               (3,662)
                                                                                                     -----------------
                                                                                                     $         46,338
                                                                                                     =================

NOTE 5 - COMMON STOCK

FOR THE YEAR ENDED FEBRUARY 29, 2008:

For the year ended February 29, 2008, as related to the conversion of a $67,000 demand note payable plus accrued interest of $605 into a Series E note payable the Company issued 1,025,175 share of common stock. These common shares have been valued at $99,005, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E having an immediate conversion provision that was below market on the date of conversion. The Series E debt is convertible at $.50 per share, or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000.

For the year ended February 29, 2008, the Company converted Series E notes payable of $50,000 plus accrued interest of $5,833 for a total of $55,883 into 558,330 shares of common stock at a per share price of $.10. The stock price was $.11 on the date of conversion; the balance of $5,583 was charged to interest expense.

For the year ended February 29, 2008, the Company converted $15,000 notes payable directly to 150,000 shares of common stock at a per share price of $.10.

On August 27, 2007, the Company issued 100,000 shares of common stock for a consulting services agreement valued at $7,000, on an average per share price of $.07. For the year ended February 29, 2008, a total of $7,000 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

On June 19, 2007, the Company issued 2,000,000 shares of common stock for a two
(2) year consulting services agreement valued at $220,000, on an average per share price of $.11. For the year ended February 29, 2008, a total of $82,500 has been expensed for these consulting agreements and included in selling, general and administrative expenses.

In March, April and June 2007, the Company issued an additional $650,000 of Series E notes payable. Issued with this debt were 3,250,000 shares of the Company's common stock valued at $315,000, at an average per share price of $.097.

In March 2007, the Company entered into a one year advertising and marketing consulting agreement. Under the terms of this agreement the Company is required to issue 100,000 shares of common stock each month commencing in March 2007. A total of 1,000,000 shares of common stock are to be to be issued under this agreement. For the year ended February 29, 2008, the Company issued 1,000,000 shares of common stock. These shares were valued at market on their dates of issue. The Company has recorded $81,000, on an average per share price of $.081, for the issuance of these common shares as a consulting expense included in selling, general and administrative expenses.

In May 2007, the Company entered into an investor relations consulting agreement. This agreement has a one year term, and requires the issuance of 750,000 shares of common stock upon commencement. These shares have a market value of $57,000 on an average per share price of $.076, and have been recorded as a deferred compensation expense, netted against additional paid in capital. As services commence under this agreement, a pro-rata share of the deferred compensation is expensed. For the year ended February 29, 2008, a total of $47,500 has been expensed for this consulting agreement and included in selling, general and administrative expenses.

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement were set to commence in June 2007. These shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the year ended February 29, 2008, the Company has recorded $40,000, as a consulting expense included in selling, general and administrative expenses.

During the nine months ended November 30, 2007, the Company expensed the remaining deferred compensation cost of $7,500 related to a consulting agreement entered into in June 2006 and paid for in common stock, which concluded in August 2007.

On March 15, 2007, Company issued 350,000 shares of common stock for financial related services valued at market for a total of $31,500. For the year ended February 29, 2008, the Company has recorded $31,500, as a consulting expense included in selling, general and administrative expenses.

FOR THE YEAR ENDED FEBRUARY 28, 2007:

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

      In addition to the issuance of common stock, the Company granted the note holder a warrant to purchase 25,000 shares of common stock at $0.10 per share. This warrant granted on December 31, 2006, is exercisable upon issuance and has a five year life. The Company has valued this warrant under a Black-Scholes option-pricing model. The total value assigned to these warrants was $5,600 recorded as financing costs. The following assumptions were used in the Black-Scholes calculation: dividend yield of 0%, expected volatility of 274%, risk-free interest rate of 4.70%, and an expected life of five years.

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

During the year ended February 29, 2008, the Company and its subsidiary, the Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. The DOL is claiming a predecessor/successor relationship between the Company and the Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that the Math Channel currently is obligated to pay based on certain compensation for each employee. The Company has retained Counsel to investigate and seek a resolution in this matter. The accompanying financial statements do not reflect this potential liability pending Counsel's attempt to resolve this matter.

NOTE 8 - CHANGE IN AUDITORS AS REPORTED ON FORM 8-K

As previously reported on a Current Report on Form 8-K filed by the Company on October 1, 2007 with the Securities and Exchange Commission, on October 1, 2007, the Company terminated Sherb & Co., LLP ("Sherb"), as their independent registered certified public accountants. Sherb had been the Company's auditors since the year ended February 28, 2004. The Company has hired Conner & Associates, PC, to become auditors commencing for the year ended February 29, 2008. The reports of Sherb & Co., LLP, on the Company's financial statements as of and for the fiscal years ended February 28, 2007, 2006, 2005 and 2004, did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the fiscal years audited, and through October 1, 2007, there were no disagreements with Sherb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Sherb's satisfaction, would have caused Sherb to make reference to the subject matter in connection with periods; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-B. During the years audited by Sherb, their audit reports contained an additional paragraph with regards to the Company continuing as a going concern. The Company's Board of Directors has chosen Conner & Associates, PC, as its new independent auditors and has authorized the termination of audit services by Sherb. The Company provided Sherb with a copy of the foregoing disclosures and requested Sherb to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

NOTE 9 -  PROPERTY

The Company leases an approximate 1,400 square foot facility at 1214 East 15th Street, Brooklyn, New York, which houses its telemarketing and other staff. This lease, which currently calls for monthly rent of $2,500, expired in February, 2006. The Company is currently leasing this facility on a month-to-month basis. In November 2005, the Company opened a new sales facility in Lakewood, NJ where it employs approximately six individuals. This lease, which currently calls for monthly rent of $1,300, expired in November 2007. The Company is currently leasing this facility on a month-to-month basis.

NOTE 10 - SUBSEQUENT EVENTS

In March 2008, the Company issued 800,000 shares of common stock for services, total value of $24,000. In May 2008, the Company issued 155,810 shares of common stock for services, total value of $4,675 In March 2008, the Company issued a $10,000 promissory note at 10% interest convertible at $.10. In May, 2008 the Company issued a $25,000 promissory note at 10% interest convertible at $.01.

                                  EXHIBIT INDEX

         EXHIBIT #      DESCRIPTION
         ---------      -----------

         21.0           List of Subsidiaries.
         23.1           Consent of Conner & Associates, PC, independent
                          registered public accounting firm.
         31.1           Certification of Barry Reichman pursuant to 18 U.S.C.
                          Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.
         32.1           Certification of Barry Reichman pursuant to 18 U.S.C.
                          Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.