Form 10-Q
period 2008-05-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2008-07-15
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     _______

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended May 31, 2008

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

      Commission file number: 0-25758

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    73-1293914
-------------------------------          ---------------------------------------
(State of Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

        1214 East 15th Street
             Brooklyn, NY                                        11230
---------------------------------------                -------------------------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (718) 951-2350
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                Accelerated filer          |_|

Non-accelerated filer    |_|                Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There are 54,084,902 shares of common stock, par value $0.0001 per share, issued and outstanding as of July 15, 2008.

Transitional Small Business Disclosure Format (check one): [_] Yes [X] No

TABLE OF CONTENTS
-----------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements                                              F-1
Item 2.    Management's Discussion and Analysis or Plan of Operation           2
Item 3.    Controls and Procedures                                             4

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                                   5
Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds          6
Item 3.    Defaults Upon Senior Securities                                     6
Item 4.    Submission of Matters to a Vote of Security Holders                 6
Item 5.    Other Information                                                   6
Item 6.    Exhibits                                                            6

SIGNATURES                                                                     7

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                     Assets
                                                                   May 31, 2008
                                                                   ------------
Current assets:

Cash                                                               $         --
Accounts receivable, less allowance for
 doubtful accounts of $8,231                                            125,196

Inventories                                                               1,459
Prepaid expenses                                                        109,281
                                                                   ------------
Total current assets                                                    235,936
                                                                   ------------
Furniture & equipment, net
                                                                         13,158

Intangible assets, net                                                   70,089

Other assets                                                             26,736
                                                                   ------------
Total assets                                                       $    345,919
                                                                   ============
                     Liabilities and Stockholders' Deficit
Current liabilities

Book overdraft                                                     $     32,488
Accounts payable and accrued expenses                                 4,501,189
Notes payable                                                         2,194,775
                                                                   ------------
Total current liabilities                                             6,728,452
                                                                   ------------
Long-term debt
Notes payable, net of discount of $190,727                              459,273
                                                                   ------------
Commitments and contingencies
Stockholders' deficit
Preferred stock, Series A, $0.01 par value; 1,000,000
  shares authorized; no shares issued and outstanding                        --
Preferred stock, Series B, $0.01 par value; 50 shares
  authorized; no shares issued and outstanding                               --
Common stock, $0.0001 par value; 100,000,000
  shares authorized; 54,084,902 shares issued and outstanding             5,408

Stock subscription receivable                                            (6,000)
Additional paid-in capital                                           15,486,419
Accumulated deficit                                                 (22,327,633)
                                                                   ------------
Total stockholders' deficit                                          (6,841,806)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    345,919
                                                                   ============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.


MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------

                                                    For the Three Months Ended
                                                              May 31,
                                                  -------------------------------
                                                     2008                2007
                                                  ------------       ------------



Net sales                                         $    151,973       $    179,742

Cost of sales                                           12,999             28,865
                                                  ------------       ------------

Gross profit                                           138,974            150,877

Selling, general and administrative expenses           346,928            457,921
                                                  ------------       ------------

Loss from operations                                  (207,954)          (307,044)
                                                  ------------       ------------

OTHER INCOME (EXPENSE)

Cancellation of Debt                                        --             46,174

Interest Expense                                       (93,844)          (127,291)
                                                  ------------       ------------

Total other expense                                    (93,844)           (81,117)
                                                  ------------       ------------


NET LOSS                                          $   (301,798)      $   (388,161)
                                                  ============       ============


BASIC AND DILUTED LOSS PER SHARE                  $      (0.01)      $      (0.01)
                                                  ============       ============


WEIGHTED-AVERAGE SHARES OUTSTANDING                 53,687,763         44,703,004
                                                  ============       ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.


The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2







MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                                       For the Three Months Ended
                                                                May 31,
                                                       -------------------------
                                                         2008            2007
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(301,798)      $(388,161)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities
    Depreciation and amortization                          6,160           7,429
    Forgiveness of debt                                       --         (46,174)
    Amortization of prepaid contract for service           3,649          10,938
    Amortization of deferred compensation                 51,750           9,875
    Amortization of discount on debt                      26,250          57,351
    Stock based compensation                              25,578          99,378
    Common stock issued for:
     Services                                             33,349          58,500
Changes in Operating assets and Liabilities:
  Accounts receivable                                    (16,881)         13,750
  Inventories                                               (632)            671
  Prepaid expenses and other assets                        1,276         (40,229)
  Accounts Payable and accrued expenses                  108,251           8,826
                                                       ---------       ---------
Net cash used in operating activities                    (63,048)       (207,846)
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                        (77)         (1,500)
  Increase in intangibles                                 (9,201)         (1,800)
                                                       ---------       ---------

Net cash used in investing activities                     (9,278)         (3,300)
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                     --         450,000
  Repayment of note payable                               60,000         (81,700)
  Cash deficit                                            12,326         (16,113)
                                                       ---------       ---------

Net cash provided by financing activities                 72,326         352,187
                                                       ---------       ---------


Net increase (decrease) in cash                               --         141,041

CASH, BEGINNING OF PERIOD                                     --              --
                                                       ---------       ---------
CASH, END OF PERIOD                                    $      --       $ 141,041
                                                       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  INTEREST PAID                                        $   1,856       $      --
                                                       =========       =========
  INCOME TAXES PAID                                    $      --       $      --
                                                       =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued:
    With issuance of debt                              $      --       $ 236,250
                                                       =========       =========
    Deferred compensation paid in common stock         $      --       $  97,000
                                                       =========       =========
    Conversion of debt to common stock                 $      --       $  50,000
                                                       =========       =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                                       F-3

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q under Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2008 are not necessarily indicative of the results that are to be expected for the year ended February 28, 2009. The information contained in this Form 10-Q should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 29, 2008.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of $22,327,633 and a working capital deficiency of $6,841,806 at May 31, 2008. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of May 31, 2008, there are 10,675,000 options with a weighted average exercise price of $.043 and a weighted average remaining life of approximately 2-1/2 years, remaining outstanding and continue to be measured at the intrinsic value over their remaining vesting period. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model.


------------------------------- ------------------------------------------------
                                          For the Three Months Ended
                                                    May 31,
------------------------------- ----------------------- ------------------------
                                         2008                    2007
------------------------------- ----------------------- ------------------------
Risk free interest rate:                4.81%                    4.64%
------------------------------- ----------------------- ------------------------
Expected life (years):                    10                      10
------------------------------- ----------------------- ------------------------
Dividend rate:                            0%                      0%
------------------------------- ----------------------- ------------------------
Expected Volatility:                     268%                    271%
------------------------------- ----------------------- ------------------------

During the three months ended May 31, 2008 the Company granted options for 700,000 shares of the Company's common stock at an average price of $.03. These options were valued with the use of the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $25,578 has been expensed as a general and administrative expense for the three months ended May 31, 2008. These options expire ten years from the date of grant.

As of May 31, 2008, there is approximately $34,953 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 2-1/2 years.


NOTE 4 - NOTES PAYABLE

NOTES PAYABLE, Current
----------------------

As of May 31, 2008, the Company maintained the following notes payable, current:

a)       10% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 10% per annum. During the nine months ended November 30, 2007 the Company repaid $81,700 of
         these demand notes payable.                                                     $    490,613
         --------------------------------------------------------------------------------------------

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

         In March 2007, one of these notes payable for $50,000 redeemed their note principal for a Series E note. Under the terms of the
         Series E note, the note holder upon issuance of Series E received 5 shares of common stock for each $1 of debt, for a total of 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series
         E. As Series E are immediately convertible to common stock, this
         Series E was issued and convertible at a rate below market on the date of issuance of the Series E. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The
         $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest expense
         upon conversion of the Series E into common stock.                                    69,846
         --------------------------------------------------------------------------------------------

                                       F-6







c)       8% notes, unsecured, payable on demand. These advances accrue
         interest based on an annualized rate of 8% per annum.                                750,000
         --------------------------------------------------------------------------------------------

d)       Non-interest bearing notes, unsecured, payable on demand.                            201,676
         --------------------------------------------------------------------------------------------

e)       17% convertible unsecured notes payable on demand; the notes are convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price
         cannot be lower than $0.55 per share, or more than $3.55 per share.                  250,000
         --------------------------------------------------------------------------------------------

f)       10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or
         50% of the average closing bid during the five trading days prior to
         notice of conversion, but not lower than $.10 per share.                             401,390
         --------------------------------------------------------------------------------------------

g) 10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

         During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into
         670,000 shares of the Company's common stock at $0.10 per share.                      25,000
         --------------------------------------------------------------------------------------------

i)       8% notes, unsecured, payable on demand. These advances accrue
         interest based on an annualized rate of 8% per annum.                                  6,250
         --------------------------------------------------------------------------------------------

         Total notes payable, current                                                       2,194,775
         --------------------------------------------------------------------------------============

As of May 31, 2008, the Company maintained the following notes payable, long-term:

During the year ended February 28, 2008, the Company issued $650,000 of Series E notes payable along with 3,250,000 shares of the Company's common stock value at $315,000, which will be expensed as interest over the life of the debt, or until such time as the debt is converted. These Series E notes payable have a three
(3) year life from the date of issuance. The debt is convertible at $.50 per share or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. As of May 31, 2008, the unamortized portion of the debt discount is $459,273.

NOTE 5 - COMMON STOCK

For the three months ended May 31, 2008, the Company issued 1,111,620 shares of common stock for services at an average price of $.03 per share. $33,349 of expense was charged to operations.

For the three months ended May 31, 2007, the Company issued 1,900,000 shares of common stock for services at an average price of $.097 per share. $183,500 of expense was charged to operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS:

Consulting Agreements:
----------------------

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

The Company has a significant amount of debt and notes payable that have been recorded. In certain instances, the Company has been involved, and will be involved in the future, in litigation due to non-payment of debt and notes payable.

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

GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of $22,327,633 and a working capital deficiency of $6,841,806 at May 31, 2008. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007.

Net sales for the three months ended May 31, 2008 were $151,973, compared to $179,742 for the three months ended May 31, 2007. This decrease was due to increased competition for internet advertising resulting in fewer advertising opportunities. . Gross profit was $138,974 for the three months ended May 31, 2008, compared to $150,877 for the three months ended May 31, 2007. This decrease was due to a decrease in net sales.

Selling, general and administrative expenses (SG&A) were $346,928 for the three months ended May 31, 2008, compared to $457,921 for the three months ended May 31, 2007. This decrease was due to reduced advertising. In addition, the Company reduced its managerial and sales overhead in order to increase efficiency.

There was no settlement of debt in the quarter ended May 31, 2008. During the quarter ended May 31, 2007 the financials reflect a settlement for outstanding debt with a creditor for less than the amount owed. The debt originally for 63,674 was settled for 17,500; the difference of $46,174 was forgiven. The settlement amount was paid in July 2007.

Interest expense was $93,844 for the three months ended May 31, 2008 as compared to $127,291 for the three months ended May 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

At May 31, 2008, the Company had a book overdraft of $32,488. During the quarter ended May 31, 2008 the Company issued $60,000 worth of promissory notes payable.

The Company continues to suffer recurring losses and has an accumulated deficit of approximately $22,327,633 and a working capital deficiency of approximately $6,492,515 at May 31, 2008. In addition, the Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The report of our independent registered auditors on our consolidated financial statements for the years ended February 28, 2008 and February 29, 2007 contains an explanatory paragraph, assuming that the Company will continue as a going concern. The reports mentioned that we have incurred losses, have an accumulated deficit and have a working capital deficiency. In addition the report mentioned the on-going situation with the IRS regarding payroll taxes in arrears. This report raised substantial doubt about our ability to continue as a going concern. This report is not viewed favorably by analysts or investors and may make it more difficult for us to raise additional debt or equity financing needed to run our business.

The Company had a cash deficit of $32,488 as of May 31, 2008, compared to a bank overdraft of $20,163 as of February 28, 2008 and cash of $141,041 as of May 31, 2007. This decrease in cash was due to the accumulated losses in previous periods.

Net cash used in operating activities during the three months ended May 31, 2008 was $63,048, compared to net cash used in operating activities of $207,846 for the three months ended May 31, 2007. This decrease was due to reduction in overhead costs and in advertising costs.

Net cash used in investing activities during the three months ended May 31, 2008 was $9,278, compared to net cash used in investing activities of $3,300 for the three months ended May 31, 2007. This increase of cash used was due to additional expenditures relating to intangible assets.

Net cash provided by financing activities during the three months ended May 31, 2008 was $72,326, compared to net cash provided by financing activities of $352,187 for the three months ended May 31, 2007. The decrease was due to a reduction of proceeds received from issuance of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements for the year ended February 28, 2008 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A.

ITEM 4.  CONTROLS AND PROCEDURES.

      (a)   Evaluation of Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officer is responsible for establishing, maintaining and enhancing these procedures. The officer is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on management's evaluation (with participation of our principal executive and principal financial officer), as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that a deficiency was identified in the Company's internal controls over financial reporting which constituted a "material weakness." Accordingly, management concluded that the Company's disclosure controls and procedures were not effective.

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

      (b) Changes in Internal Controls over Financial Reporting.

There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

N/A

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the year ended February 29, 2008, the Company and its subsidiary, the Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. The DOL claimed there was a predecessor/successor relationship between the Company and The Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that The Math Channel currently is obligated to pay based on certain compensation for each employee. The Company has retained legal counsel to investigate and seek a resolution in this matter. The accompanying financial statements as of May 31, 2008 do not reflect this potential liability pending legal counsel's efforts to resolve this matter as legal counsel continues to pursue a resolution.

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

The Company has settled with its largest creditor to whom it owed approximately $600,000. The creditor has settled for $150,000 with a four year payout schedule. The Company has not conformed to the original schedule but has been making periodic payments as per discussions with the creditor's counsel. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000. As of May 31, 2008, the creditor had not sent the Company any notice of default which would allow the Company ten days to cure before the creditor could file for a judgment.

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

ITEM 1A. RISK FACTORS

Please see Part I, Item 2, Management's Discussion and Analysis under the sub-heading "Going Concern". Such disclosure is incorporated by reference herein.


ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended May 31, 2008, the Company issued the following securities upon reliance on the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"): 1,111,620 common shares for services rendered on behalf of the Company valued at $0.03 per share. $33,348 was charged to operations

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events - None

ITEM 6. EXHIBITS.

No.:        Description:
------------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MULTI-MEDIA TUTORIAL SERVICES, INC.

Dated: July 15, 2008                    By: /s/ BARRY REICHMAN
                                        ----------------------------------------
                                        Barry Reichman
                                        Chief Executive Officer and Chief
                                          Financial Officer
                                        (Principal Executive Officer)
                                        (Principal Financial Officer)
                                        of Multi-Media Tutorial Services, Inc.