Form 10-Q
period 2008-08-31
MULTI MEDIA TUTORIAL SERVICES INC
filed 2008-10-17
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     -------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended AUGUST 31, 2008
                                        ----------------------------------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                     to
                                         -----------------     -----------------

         Commission file number:     0-25758
                                     -------------------------------------------

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  73-1293914
  ----------------------------------     ---------------------------------------
   (State of Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization)

          1214 EAST 15TH STREET
              BROOKLYN, NY                                 11230
------------------------------------------      --------------------------------
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

Large accelerated filer [ ]                   Accelerated filer [ ]

Non-accelerated filer   [ ]                   Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             [ ] Yes      [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There are 54,084,902 shares of common stock, par value $0.0001 per share, issued and outstanding as of October 16, 2008.

Transitional Small Business Disclosure Format (check one):    [ ] Yes     [X] No

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements                                           3
Item 2.        Management's Discussion and Analysis of Financial             12
               Condition and Results of Operation
Item 3.        Quantitative and Qualitative Disclosures About Market Risk    14
Item 4T.       Controls and Procedures                                       14

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings                                             15
Item 1A.       Risk Factors                                                  16
Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds    16
Item 3.        Defaults Upon Senior Securities                               16
Item 4.        Submission of Matters to a Vote of Security Holders           16
Item 5.        Other Information                                             16
Item 6.        Exhibits                                                      16

SIGNATURES                                                                   16

EXHIBITS

--------------------------------------------------------------------------------

PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                     Assets
                                     ------
                                                            August 31,     February 29,
                                                               2008            2008
                                                           ------------    ------------
                                                            (Unaudited)      (Audited)

Current assets:
---------------
Cash                                                       $         --    $         --
Accounts receivable, less allowance for doubtful
   accounts of $13,000 and $12,023.                              77,841         108,315
Inventories                                                       1,596             827
Prepaid expenses                                                111,875         114,206
                                                           ------------    ------------
Total current assets                                            191,312         223,348
                                                           ------------    ------------
Furniture & equipment, net                                       12,351          14,007
Intangible assets, net                                           69,259          66,120
Other assets                                                     26,736          26,736
                                                           ------------    ------------
Total assets                                               $    299,658    $    330,211
                                                           ============    ============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current liabilities
-------------------
Book overdraft                                             $     18,617    $     20,162
Accounts payable and accrued expenses                         4,598,140       4,392,938
Notes payable                                                 2,246,774       2,134,774
Total current liabilities                                     6,863,531       6,547,874
                                                           ------------    ------------
Long-term debt
--------------
Notes payable, net of discount of $164,477 and $216,977         485,523         433,023
                                                           ------------    ------------
Total liabilities                                             7,349,054       6,980,897
                                                           ------------    ------------
Commitments and contingencies                                        --              --
                                                           ------------    ------------
Stockholders' deficit
---------------------
Preferred stock, Series A, $0.01 par value; 1,000,000
   shares authorized; no shares issued and outstanding               --              --
Preferred stock, Series B, $0.01 par value; 50 shares
   authorized; no shares issued and outstanding                      --              --
Common stock, $0.0001 par value; 100,000,000
   shares authorized; 54,084,902 shares issued and
   outstanding as of August 31, 2008                              5,408           5,297
Stock subscription receivable                                    39,000          (6,000)
Additional paid-in capital                                   15,525,997      15,375,854
Accumulated deficit                                         (22,619,801)    (22,025,837)
                                                           ------------    ------------
Total stockholders' deficit                                  (7,049,396)     (6,650,686)
                                                           ------------    ------------
Total liabilities and stockholders' deficit                $    299,658    $    330,211
                                                           ============    ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.




MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------

                                                For the Three Months Ended      For the Six Months Ended
                                                         August 31,                     August 31,
                                               ----------------------------    ----------------------------
                                                   2008            2007            2008            2007
                                               ------------    ------------    ------------    ------------
                                                (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)


Net sales                                      $     76,516    $    177,133    $    228,489    $    356,875
Cost of sales                                        24,526          27,725          37,525          56,590
                                               ------------    ------------    ------------    ------------
Gross profit                                         51,990         149,408         190,964         300,285
Selling, general and administrative expenses        248,941         334,754         595,869         792,675
                                               ------------    ------------    ------------    ------------
Loss from operations                               (196,951)       (185,346)       (404,905)       (492,390)
                                               ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
Cancellation of Debt                                     --              --              --          46,174
Interest Expense                                    (95,217)       (161,018)       (189,061)       (288,309)
                                               ------------    ------------    ------------    ------------
Total other expense                                 (95,217)       (161,018)       (189,061)       (242,135)
                                               ------------    ------------    ------------    ------------
NET LOSS                                       $   (292,168)   $   (346,364)   $   (593,966)   $   (734,525)
                                               ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE               $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                               ============    ============    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING              54,084,902      50,043,165      53,984,801      47,373,085
                                               ============    ============    ============    ============

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.




MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------

                                                     For the Three Months Ended  For the Six Months Ended
                                                             August 31,                August 31,
                                                       ----------------------    ----------------------
                                                          2008         2007        2008         2007
                                                       ---------    ---------    ---------    ---------
                                                      (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                          $(292,168)   $(346,364)   $(593,966)   $(734,525)
Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities
        Depreciation and amortization                      6,508        4,661       12,668       12,090
        Forgiveness of debt                                   --           --           --      (46,174)
        Amortization of prepaid contract for service          --       10,937        3,649       21,875
        Amortization of deferred compensation             27,500       51,750       79,250       61,625
        Amortization of discount on debt                  26,250       41,179       52,500       98,530
        Stock based compensation                          57,078       22,078       82,656      121,456
        Common stock issued for:
           Services                                           --       35,000       33,349       93,500
Changes in Operating assets and Liabilities:
     Accounts receivable                                  47,355      (16,130)      30,474       (2,380)
     Inventories                                            (137)       1,700         (769)       2,371
     Prepaid expenses and other assets                    (2,594)     (36,910)      (1,318)     (77,139)
     Accounts Payable and accrued expenses               148,951      (24,908)     205,202      (16,082)
                                                       ---------    ---------    ---------    ---------
Net cash provided by (used in) operating activities       18,743     (257,007)     (96,305)    (464,853)
                                                       ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment                    (121)      (5,964)        (198)      (7,464)
     Increase in intangibles                              (4,750)     (10,400)     (13,951)     (12,200)
                                                       ---------    ---------    ---------    ---------
Net cash (used in) investing activities                   (4,871)     (16,364)     (14,149)     (19,664)
                                                       ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                  --      200,000      112,000      650,000
     Repayment of note payable                                --       15,000           --      (66,700)
     Cash deficit                                        (13,872)          --       (1,546)     (16,113)
                                                       ---------    ---------    ---------    ---------
Net cash provided by (used in)financing activities       (13,872)     215,000      110,454      567,187
                                                       ---------    ---------    ---------    ---------

Net increase (decrease) in cash                               --      (58,371)          --       82,670

CASH, BEGINNING OF PERIOD                                     --      141,041           --           --
                                                       ---------    ---------    ---------    ---------

CASH, END OF PERIOD                                    $      --    $  82,670    $      --    $  82,670
                                                       =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION             --
     INTEREST PAID                                         4,513           --        4,513           --
     INCOME TAXES PAID                                        --           --           --           --

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Common stock issued:
        With issuance of debt                                 --      118,255           --      354,505
        Deferred compensation paid in common stock            --      220,000           --      317,000
        Services                                          45,000           --       45,000           --
        Conversion of debt to common stock             $      --    $  82,000    $      --    $ 132,000
                                                       =========    =========    =========    =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.


                                       5

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q under Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 2008 are not necessarily indicative of the results that are to be expected for the year ended February 28, 2009. The information contained in this Form 10-Q should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ending February 29, 2008.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of $22,619,801 and a working capital deficiency of $7,049,396 at August 31, 2008. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of August 31, 2008, there are 10,925,000 options with a weighted average exercise price of $.043 and a weighted average remaining life of approximately 2-1/2 years, remaining outstanding and continue to be measured at the intrinsic value over their remaining vesting period. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model.


------------------------- --------------------------- --------------------------
                           For the Six Months Ended   For the Three Months Ended
                                   August 31,                 August 31,
------------------------- --------------------------- --------------------------
                              2008           2007         2008          2007
------------------------- ------------- ------------- ------------- ------------
Risk free interest rate:     4.69%          4.65%         4.71%         4.64%
------------------------- ------------- ------------- ------------- ------------
Expected life (years):         10             10            10           10
------------------------- ------------- ------------- ------------- ------------
Dividend rate:                 0%             0%            0%           0%
------------------------- ------------- ------------- ------------- ------------
Expected Volatility:          280%           270%          281%         271%
------------------------- ------------- ------------- ------------- ------------

For the six months ended August 31, 2008
----------------------------------------

The Company granted options for 950,000 shares of the Company's common stock at an average price of $.03. These options were valued with the use of the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $28,500 has been expensed as a general and administrative expense. These options expire ten years from the date of grant.

As of August 31, 2008, there is approximately $30,375 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 2 years.

For the six months ended August 31, 2007
----------------------------------------

The Company granted options for 750,000 shares of the Company's common stock to the Company's CEO and President, 500,000 were granted at an exercise price of $0.10 per share and 250,000 at an exercise price of $0.07 per share. These options were valued with the use of the Black-Scholes valuation model at $0.10 per share, or $50,000. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense. These options expire ten years from the date of grant. The Company extended the exercise period of options, for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options were extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options, with their extended exercise period, were valued with the use of the Black-Scholes valuation model at $0.0448 per share, or $44,800. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the six months ended August 31, 2007.

The Company recorded $121,456 of compensation expense, net of related tax effects, relative to stock options for the six months ended August 31, 2007, in accordance with SFAS 123R. Included in such expense for the six months ended August 31, 2007 is the expenses associated with the granting of the above mentioned options for 500,000 shares at $0.10, 250,000 options at $0.07 and the extension of the expiration date of options for 1,000,000 shares at $0.07, both these options granted to the Company's President and CEO. Net loss per share, basic and diluted, for SFAS 123R expense is approximately ($0.02) and ($0.01), for the six months ended August 31, 2007.

As of August 31, 2007, there is approximately $49,201 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 3-1/2 years.

NOTE 4 - NOTES PAYABLE

As of August 31, 2008, the Company maintained the following notes payable - current:


a)     10% notes, unsecured, payable on demand. These advances accrue
       interest based on an annualized rate of 10% per annum.                    $         502,981
       ------------------------------------------------------------------------- -----------------

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



       In March 2007, one of these notes payable for $50,000 redeemed their note principal for a Series E note. Under the terms of the Series E note, the note holder upon issuance of Series E received 5 shares of common stock for each $1 of debt, for a total of 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E. As Series E are immediately convertible to common stock, this Series E was issued and convertible at a rate below market on the date of issuance of the Series E. The Series E debt is convertible at $.50 per share, or 50 percent of the average closing bid during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series E principal into 500,000 shares of common stock valued at $0.10 per share or $50,000. The $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully amortized, and recorded as an interest expense upon conversion of the Series E into
       common stock.                                                                        90,727
       ------------------------------------------------------------------------- -----------------

c)     8% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 8% per annum. These notes were originally
       issued in September and October 1996                                                750,000
       ------------------------------------------------------------------------- -----------------

d)     Non-interest bearing notes, unsecured, payable on demand.                           201,676
       ------------------------------------------------------------------------- -----------------

e)     17% convertible unsecured note payable on demand; the note is convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price cannot be lower than
       $0.55 per share, or more than $3.55 per share.                                      250,000
       ------------------------------------------------------------------------- -----------------

f)     10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of $.50 or 50% of the average closing bid during the five trading days prior to notice of
       conversion, but not lower than $.10 per share.                                      401,390
       ------------------------------------------------------------------------- -----------------



g) 10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

       During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into
       670,000 shares of the Company's common stock at $0.10 per share.                     25,000
       ------------------------------------------------------------------------- -----------------

i)     8% notes, unsecured, payable on demand. These advances accrue interest
       based on an annualized rate of 8% per annum.                                         25,000
       ------------------------------------------------------------------------- -----------------

       TOTAL NOTES PAYABLE, CURRENT                                              $       2,246,774
       ========================================================================= =================

As of August 31, 2008, the Company maintained the following notes payable, long-term:

During the year ended February 28, 2008, the Company issued $650,000 of Series E notes payable along with 3,250,000 shares of the Company's common stock value at $315,000, which will be expensed as interest over the life of the debt, or until such time as the debt is converted. These Series E notes payable have a three
(3) year life from the date of issuance. The debt is convertible at $.50 per share or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. As of August 31, 2008, the unamortized portion of the debt discount is $485,523.


NOTE 5 - COMMON STOCK

For the six months ended August 31, 2008, the Company issued 1,111,620 shares of common stock for services at an average price of $.03 per share. $33,349 of expense was charged to operations.

For the six months ended August 31, 2007, the Company issued 1,900,000 shares of common stock for services at an average price of $.097 per share. $183,500 of expense was charged to operations.

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


NOTE 7 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS:

CONSULTING AGREEMENTS:

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

In March 2007, the Company entered into a financial consulting agreement. This agreement has a one year term, and requires the issuance of 500,000 shares of common stock. Services under this agreement are set to commence in June 2007. dThese shares have a market value of $40,000, and have been recorded as a deferred compensation expense, netted against additional paid in capital. For the nine months ended November 30, 2007, the Company has recorded $20,000, as a consulting expense included in selling, general and administrative expenses.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GOING CONCERN; IRS TAX LIEN

The Company continues to suffer recurring losses and has an accumulated deficit of approximately $22,619,801 and a working capital deficiency of approximately $7,049,396 at August 31, 2008. In addition, the United States Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007.

Net sales for the three months ended August 31, 2008 were $76,516, compared to $177,133 for the three months ended August 31, 2007. This decrease was due to increased competition for internet advertising resulting in fewer advertising opportunities.

Gross profit was $51,990 for the three months ended August 31, 2008, compared to $149,408 for the three months ended August 31, 2007. This decrease was due to a decrease in net sales.

Selling, general and administrative expenses (SG&A) were $248,941 for the three months ended August 31, 2008, compared to $334,754 or the three months ended August 31, 2007. This decrease was due to reduced advertising. In addition, the Company reduced its managerial and sales overhead in order to increase efficiency.

Interest expense was $95,217 for the three months ended August 31, 2008 as compared to $161,018 for the three months ended August 31, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007.

Net sales for the six months ended August 31, 2008 were $228,489, compared to $356,875 for the six months ended August 31, 2007. This decrease was due to increased competition for internet advertising resulting in fewer advertising opportunities.

Gross profit was $190,964 for the six months ended August 31, 2008, compared to $300,285 for the six months ended August 31, 2007. This decrease was due to a decrease in net sales.

Selling, general and administrative expenses (SG&A) were $595,869 for the six months ended August 31, 2008, compared to $792,675 for the six months ended August 31, 2007. This decrease was due to reduced advertising. In addition, the Company reduced its managerial and sales overhead in order to increase efficiency.

Interest expense was $189,061 for the six months ended August 31, 2008 as compared to $288,309 for the six months ended August 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

At August 31, 2008, the Company had $0 cash on hand. The Company continues to suffer recurring losses and has an accumulated deficit of approximately $22,619,801 and a working capital deficiency of approximately $7,049,396 at August 31, 2008.

At August 31, 2008, the Company had a book overdraft of $18,617 compared to a bank overdraft of $20,162 as of February 28, 2008 and cash of $82,670 as of August 31, 2007. This decrease in cash was due to the accumulated losses in previous periods.

During the six months ended August 31, 2008 the Company issued $112,000 worth of promissory notes payable.

$37,000 was advanced to the company without any specific repayment terms.

$75,000 was advanced to the Company for a period of one-hundred-twenty days at an annualized interest rate of 10% secured by unregistered common stock of the Company. In the event of default, the note holder shall be entitled to receive such number of unregistered shares of the Company based upon a value of $.10 per share for any amount of the note or interest thereon that remains unpaid after the due date..

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

Each of the reports of our independent registered auditors on our consolidated financial statements for the years ended February 28, 2008 and February 29, 2007 contains an explanatory paragraph expressing doubt as to the Company's ability to continue as a going concern. The reports mentioned that we have incurred losses, have an accumulated deficit and have a working capital deficiency. In addition the report mentioned the on-going situation with the IRS regarding payroll taxes in arrears. .

Net cash used in operating activities during the three six months ended August 31, 2008 was $18,743, compared to $257,007 for three the six months ended August 31, 2007. This decrease was due to reduction in overhead costs and advertising costs.

Net cash used in operating activities during the six months ended August 31, 2008 was $96,305, compared to $464,853 for the six months ended August 31, 2007. This decrease was due to reduction in overhead costs and advertising costs.

Net cash used in investing activities during the three months ended August 31, 2008 was $4,871, compared to $16,364 for the three months ended August 31, 2007.

Net cash used in investing activities during the six months ended August 31, 2008 was $14,149, compared to $19,664 for the six months ended August 31, 2007.

Net cash provided by financing activities during the three months ended August 31, 2008 was $13,872 compared to $215,000 for the three months ended August 31, 2007. The decrease was due to a reduction of proceeds received from issuance of notes payable.

Net cash provided by financing activities during the six months ended August 31, 2008 was $110,454, compared to $567,187 for the six months ended August 31, 2007. The decrease was due to a reduction of proceeds received from issuance of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements for the year ended February 28, 2008 in the Form 10-KSB. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Company maintains controls and procedures designed to ensure that they are able to collect the information that is required to be disclosed in the reports they file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. The officer is also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

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

CHANGES IN INTERNAL CONTROLS.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the year ended February 29, 2008, the Company and its subsidiary, the Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. The DOL claimed there was a predecessor/successor relationship between the Company and The Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that The Math Channel currently is obligated to pay based on certain compensation for each employee. The Company has retained legal counsel to investigate and seek a resolution in this matter. The accompanying financial statements as of August 31, 2008 do not reflect this potential liability pending legal counsel's efforts to resolve this matter as legal counsel continues to pursue a resolution.

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

The Company has settled with its largest creditor to whom it owed approximately $600,000. The creditor has settled for $150,000 with a four year payout schedule. The Company has not conformed to the original schedule but has been making periodic payments as per discussions with the creditor's counsel. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000. As of August 31, 2008, the creditor had not sent the Company any notice of default which would allow the Company ten days to cure before the creditor could file for a judgment.

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

         N/A

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended August 31, 2008, the Company issued the following securities upon reliance on the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

During the six months ended August 31, 2008, the Company granted options to the Chief Executive Officer of the Company for 950,000 shares of the Company's common stock at an average price of $.03. These options were valued with the use of the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $28,500 has been expensed as a general and administrative expense. These options expire ten years from the date of grant.

During the quarter ended August 31, 2008 the Company issued $112,000 worth of promissory notes payable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

EXHIBIT NO.   DESCRIPTION

    31.1 Certification by Barry Reichman, the Principal Executive Officer and Principal Financial Officer of Multi-Media Tutorial Services, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

    32.1 Certification by Barry Reichman, the Principal Executive Officer and Principal Financial Officer of Multi-Media Tutorial Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MULTI-MEDIA TUTORIAL SERVICES, INC.

 Dated:  October 17, 2008            By: /s/ BARRY REICHMAN
                                         -------------------------------
                                         Barry Reichman

                                     Chief Executive Officer and Chief Financial
                                     Officer (Principal Executive Officer)
                                     (Principal Financial Officer) of
                                     Multi-Media Tutorial Services, Inc.