Form 10-Q
period 2008-11-30
MULTI MEDIA TUTORIAL SERVICES INC
filed 2009-01-20
CIK 935496

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                     -------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended NOVEMBER 30, 2008
                                        ----------------------------------------
                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

         Commission file number: 0-25758
                                 -----------------------------------------------

                       MULTI-MEDIA TUTORIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                     73-1293914
------------------------------------------------          ----------------------
(State of Other Jurisdiction of Incorporation or            (I.R.S. Employer
                 Organization)                            Identification Number)

        1214 EAST 15TH STREET
             BROOKLYN, NY                                        11230
----------------------------------------                  ----------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|                     Accelerated filer       |_|
                                                 Smaller reporting
Non-accelerated filer    |_|                     company                 |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There are 54,209,902 of common stock, par value $0.0001 per share, issued and outstanding as of January 20, 2009.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements                                                 3
Item 2.   Management's Discussion and Analysis or Plan of Operation           12
Item 3.   Quantitative and Qualitative Disclosures About Market Risk          14
Item 4T.  Controls and Procedures                                             14

PART II - OTHER INFORMATION                                                   14
Item 1.   Legal Proceedings                                                   15
Item 1A.  Risk Factors                                                        15
Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds          15
Item 3.   Defaults Upon Senior Securities                                     15
Item 4.   Submission of Matters to a Vote of Security Holders                 15
Item 5.   Other Information                                                   15
Item 6.   Exhibits                                                            15

SIGNATURES                                                                    16

PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------
                                     Assets
                                     ------
                                                                 November 30,      February 29,
                                                                    2008               2008
                                                                 ------------      ------------
                                                                  (UNAUDITED)        (AUDITED)
Current assets:
---------------
Cash                                                             $         --      $         --
Accounts receivable, less allowance for
 doubtful accounts of $12,000 and $12,023                              78,523           108,315
Inventories                                                               415               827
Prepaid expenses                                                      112,577           114,206
                                                                 ------------      ------------

Total current assets                                                  191,515           223,348
                                                                 ------------      ------------


Furniture & equipment, net                                             11,484            14,007
Intangible assets, net                                                 67,176            66,120
Other assets                                                           26,736            26,736
                                                                 ------------      ------------
Total assets                                                     $    296,911      $    330,211
                                                                 ============      ============

                     Liabilities and Stockholders' Deficit
                     -------------------------------------
Current liabilities
-------------------
Book overdraft                                                   $     23,757      $     20,162
Accounts payable and accrued expenses                               4,728,078         4,392,938
Notes payable                                                       2,216,524         2,134,774
                                                                 ------------      ------------
Total current liabilities                                           6,968,359         6,547,874
                                                                 ------------      ------------

Long-term debt
--------------
Notes payable, net of discount of $138,227 and $216,977               538,023           433,023
                                                                 ------------      ------------

Total liabilities                                                   7,506,382         6,980,897
                                                                 ------------      ------------

Commitements and contingencies                                             --                --
                                                                 ------------      ------------

Stockholders' deficit
---------------------
Preferred stock, Series A, $0.01 par value; 1,000,000
 shares authorized; no shares issued and outstanding                       --                --
Preferred stock, Series B, $0.01 par value; 50 shares
 authorized; no shares issued and outstanding                              --                --
Common stock, $0.0001 par value; 100,000,000
 shares authorized; 54,084,902 shares issued and outstanding            5,408             5,297
Stock subscription receivable                                          39,000            (6,000)
Additional paid-in capital                                         15,559,325        15,375,854
Accumulated deficit                                               (22,813,204)      (22,025,837)
                                                                 ------------      ------------
Total stockholders' deficit                                        (7,209,471)       (6,650,686)
                                                                 ------------      ------------

Total liabilities and stockholders' deficit                      $    296,911      $    330,211
                                                                 ============      ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these consolidated financial statements.




MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                    For the Three Months Ended          For the Nine Months Ended
                                                          November 30,                        November 30,
                                                 ------------------------------      ------------------------------
                                                    2008               2007             2008               2007
                                                 ------------      ------------      ------------      ------------
                                                 (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)

Net sales                                        $    111,645      $    142,189      $    340,134      $    499,064

Cost of sales                                          15,354             7,636            52,879            64,226
                                                 ------------      ------------      ------------      ------------

Gross profit                                           96,291           134,553           287,255           434,838

Selling, general and administrative expenses          196,547           435,198           792,416         1,227,873
                                                 ------------      ------------      ------------      ------------

Loss from operations                                 (100,256)         (300,645)         (505,161)         (793,035)
                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)

Cancellation of Debt                                       --                --                --            46,174

Interest Expense                                      (93,147)          (98,966)         (282,208)         (387,275)
                                                 ------------      ------------      ------------      ------------

Total other expense                                   (93,147)          (98,966)         (282,208)         (341,101)
                                                 ------------      ------------      ------------      ------------

NET LOSS                                         $   (193,403)     $   (399,611)     $   (787,369)     $ (1,134,136)
                                                 ============      ============      ============      ============

BASIC AND DILUTED LOSS PER SHARE                 $     (0.004)     $     (0.008)     $     (0.015)     $     (0.023)
                                                 ============      ============      ============      ============

WEIGHTED-AVERAGE SHARES OUTSTANDING                54,084,902        51,641,892        53,984,801        48,785,672
                                                 ============      ============      ============      ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes are an integral part of these consolidated financial statements.





MULTI-MEDIA TUTORIAL SERVICES, INC.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------
                                                          For the Three Months Ended       For the Nine Months Ended
                                                                 November 30,                    November 30,
                                                        ----------------------------      ----------------------------
                                                           2008             2007             2008              2007
                                                        -----------      -----------      -----------      -----------
                                                         UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $  (193,403)     $  (399,611)     $  (787,369)     $(1,134,136)
Adjustments to reconcile net loss to net
  cash used in operating activities
Depreciation and amortization                                 6,508            7,965           19,176           20,055
Forgiveness of debt                                              --               --               --          (46,174)
Amortization of prepaid contract for service                     --           10,937            3,649           32,812
Amortization of deferred compensation                        27,500           51,750          106,750          113,375
Amortization of discount on debt                             26,250           33,888           78,750          132,418
Stock based compensation                                      5,828           17,078           88,484          138,534
Common stock issued for Services                                 --           77,046           33,349          170,546
Changes in Operating assets and Liabilities:
  Accounts receivable                                          (682)         (24,089)          29,792          (26,469)
  Inventories                                                 1,181            1,158              412            3,529
  Prepaid expenses and other assets                            (702)         (17,660)          (2,020)         (94,799)
  Accounts Payable and accrued expenses                     129,938          129,348          335,140          113,266
                                                        -----------      -----------      -----------      -----------
Net cash used in operating activities                         2,418         (112,190)         (93,887)        (577,043)
                                                        -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment                             (61)              --             (259)          (7,464)
Increase in intangibles                                      (3,497)         (17,447)         (17,448)         (29,647)
Security deposit on new facility                                 --            2,600               --            2,600
                                                        -----------      -----------      -----------      -----------
Net cash used in investing activities                        (3,558)         (14,847)         (17,707)         (34,511)
                                                        -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                    (112,000)              --               --          650,000
Repayment of note payable                                   108,000           22,100          108,000          (44,600)
Cash deficit                                                  5,140           22,267            3,594            6,154
                                                        -----------      -----------      -----------      -----------
Net cash provided by financing activities                     1,140           44,367          111,594          611,554
                                                        -----------      -----------      -----------      -----------
Net increase (decrease) in cash                                  --          (82,670)              --               --

CASH, BEGINNING OF PERIOD                                        --           82,670               --               --
                                                        -----------      -----------      -----------      -----------
CASH, END OF PERIOD                                     $        --      $        --      $        --      $        --
                                                        ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID                                           $     4,513      $     1,348      $     6,867      $     1,348
                                                        ===========      ===========      ===========      ===========
INCOME TAXES PAID                                       $        --      $        --      $        --      $        --
                                                        ===========      ===========      ===========      ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued:
With issuance of debt                                   $        --      $        --      $        --      $   354,505
                                                        ===========      ===========      ===========      ===========
Deferred compensation paid in common stock              $        --      $        --      $        --      $   317,000
                                                        ===========      ===========      ===========      ===========
Services                                                $        --      $        --      $    45,000      $        --
                                                        ===========      ===========      ===========      ===========
Conversion of debt to common stock                      $        --      $        --      $        --      $   132,000
                                                        ===========      ===========      ===========      ===========
Exercise of option / stock subscription receivable      $        --      $     2,000      $        --      $     2,000
                                                        ===========      ===========      ===========      ===========


The financial information presented herein has been prepared by management without audit by certified public accountants

The accompanying notes are an integral part of these consolidated financial statements.


                                       5

MULTI-MEDIA TUTORIAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Multi-Media Tutorial Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q under Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 2008 are not necessarily indicative of the results that are to be expected for the year ended February 28, 2009. The information contained in this Form 10-Q should be read in conjunction with the audited financial statements filed as part of the Company's Form 10-KSB for the year ended February 29, 2008.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has an accumulated deficit of $22,813,204 and a working capital deficiency of $7,209,471 at November 30, 2008. Also, the Internal Revenue Service has placed a federal tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 of approximately $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, settling its existing debt by issuing shares of its common stock and raising additional capital through future issuance of stock and or debentures. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of November 30, 2008, there are 11,175,000 options with a weighted average exercise price of $.043 and a weighted average remaining life of approximately 2-1/2 years, remaining outstanding and continue to be measured at the intrinsic value over their remaining vesting period. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model.

-------------------------- ----------------------------------- ------------------------------------
                               For the Nine Months Ended           For the Three Months Ended
                                      November 30,                        November 30,
-------------------------- ----------------------------------- ------------------------------------
                                 2008              2007              2008               2007
-------------------------- ----------------- ----------------- ----------------- ------------------
Risk free interest rate:        4.60%             4.65%             4.71%               4.64%
-------------------------- ----------------- ----------------- ----------------- ------------------
Expected life (years):            10                10                10                10
-------------------------- ----------------- ----------------- ----------------- ------------------
Dividend rate:                    0%                0%                0%                 0%
-------------------------- ----------------- ----------------- ----------------- ------------------
Expected Volatility:             280%              270%              281%               271%
-------------------------- ----------------- ----------------- ----------------- ------------------

For the nine months ended November 30, 2008
-------------------------------------------

The Company granted options for 1,200,000 shares of the Company's common stock at an average price of $.02479. These options were valued with the use of the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $29,750 has been expensed as a general and administrative expense. These options expire ten years from the date of grant.

As of November 30, 2008, there is approximately $25,797 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 2 years.

For the nine months ended November 30, 2007
-------------------------------------------

The Company granted options for 1,000,000 shares of the Company's common stock to the Company's CEO and President, 500,000 were granted at an exercise price of $0.10 per share and 250,000 at an exercise price of $0.07 per share. These options were valued with the use of the Black-Scholes valuation model at $0.10 per share, or $50,000. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense. These options expire ten years from the date of grant. The Company extended the exercise period of options, for 1,000,000 shares of the Company's common stock that originally had a five year life and had expired in January 2007. These options were extended for five additional years until January 2012. The original exercise price of $0.07 per share has not been amended. These options were granted to the Company's CEO and President. These options, with their extended exercise period, were valued with the use of the Black-Scholes valuation model at $0.0448 per share, or $44,800. These options are exercisable upon grant, and accordingly their entire value has been expensed as a general and administrative expense for the nine months ended November 30, 2007.

The Company recorded $138,534 and $21,657of compensation expense, net of related tax effects, relative to stock options for the nine months ended November 30, 2007 and 2006, respectively, in accordance with SFAS 123R. Included in such expense for the nine months ended November 30, 2007 is the expenses associated with the granting of the above mentioned options for 500,000 shares at $0.10, 250,000 options at $0.07 and the extension of the expiration date of options for 1,000,000 shares at $0.07, both these options granted to the Company's President and CEO. Net loss per share, basic and diluted, for SFAS 123R expense is approximately ($0.02) and ($0.01), for the nine months ended November 30, 2007 and 2006, respectively.

As of November 30, 2007, there is approximately $44,109 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 3-1/2 years.

NOTE 4 - NOTES PAYABLE

As of November 30, 2008, the Company maintained the following notes payable - current:


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

     In March 2007, one of these notes payable for $50,000 redeemed their note principal for a Series E note. Under the terms of the Series E note, the note holder upon issuance of Series E received 5 shares of common stock for each $1 of debt, for a total of 250,000 share of common stock. These shares have been valued at $31,250, and have been recorded as a discount on debt, that was to have been amortized and expensed as interest over the life of the debt, or until such time as the debt was converted. In addition, the Company recognized a beneficial conversion of $12,500 related to the Series E. As Series E are immediately convertible to common stock, this Series E was issued and convertible at a rate below market on the date of issuance of the Series E. The Series E debt is convertible at
     $.50 per share, or 50 percent of the average closing bid
     during the five trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. This
     Series E note, including accrued interest, was due and payable in March 2010. On the date of conversion from a demand note to a Series E note, the note holder converted the $50,000 Series
     E principal into 500,000 shares of common stock valued at
     $0.10 per share or $50,000. The $31,250 discount on debt, plus the $12,500 beneficial conversion feature, was fully
     amortized, and recorded as an interest expense
     upon conversion of the Series E into common stock.                  90,727
     ---------------------------------------------------------------------------

c)    8% notes, unsecured, payable on demand. These advances accrue interest based on an annualized rate of 8% per annum. These
      notes were originally issued in September and October 1996        750,000
      --------------------------------------------------------------------------

d)     Non-interest bearing notes, unsecured, payable on demand.        171,426

e)    17% convertible unsecured note payable on demand; the note is convertible into common stock at a price of $1.2656 per share or an alternate conversion of 75% of the closing bid for the first five trading days prior to conversion. The alternate conversion price cannot be lower than $0.55 per share, or more
      than $3.55 per share.                                             250,000
      --------------------------------------------------------------------------

f)    10% convertible unsecured notes, payable on demand. The notes are convertible into common stock at a price of the lesser of
      $.50 or 50% of the average closing bid during the five trading days prior to notice of conversion, but not lower than $.10
      per share.                                                        401,390
      --------------------------------------------------------------------------

g) 10% convertible notes payable variously in 2006; the notes are convertible into common stock at the lesser of $.50 or 50% of the average of the closing bid price in the over the counter market during the five business days ending on the day before the holder gives notice of conversion, but not lower than $.10 per share.

      During the year ended February 28, 2007, a total of $50,000 of these notes payable including accrued interest of $17,000, converted into 670,000 shares of the Company's common stock at
      $0.10 per share.                                                   25,000
      --------------------------------------------------------------------------

i)    8% notes, unsecured, payable on demand. These advances accrue
      interest based on an annualized rate of 8% per annum.              25,000
      --------------------------------------------------------------------------

      TOTAL NOTES PAYABLE, CURRENT                                   $2,216,524
      ==========================================================================

As of November 30, 2008, the Company maintained the following notes payable, long-term:

During the year ended February 28, 2008, the Company issued $650,000 of Series E notes payable along with 3,250,000 shares of the Company's common stock value at $315,000, which will be expensed as interest over the life of the debt, or until such time as the debt is converted. These Series E notes payable have a three
(3) year life from the date of issuance. The debt is convertible at $.50 per share or 50% of the average closing bid during the five (5) trading days prior to the note holder giving notice of conversion, but not lower than $.10 per share. As of November 30, 2008, the unamortized portion of the debt discount is $138,227.

NOTE 5 - COMMON STOCK

For the nine months ended November 30, 2008, the Company issued 1,111,620 shares of common stock for services at an average price of $.03 per share. $33,349 of expense was charged to operations.

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

GOING CONCERN; IRS TAX LIEN

The Company continues to suffer recurring losses and has an accumulated deficit of approximately $22,813,204 and a working capital deficiency of approximately $7,209,471 at November 30, 2008. In addition, the United States Internal Revenue Service has placed a tax lien on substantially all of the Company's assets as the Company is in arrears on payment of payroll taxes, accrued prior to February 28, 2004 approximating $500,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that that the Company will continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding sufficient profitable markets for its products to generate sufficient cash to meet its business obligations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007.

Net sales for the three months ended November 30, 2008 were $111,645, compared to $142,189 for the three months ended November 30, 2007. This decrease was due to increased competition for internet advertising resulting in fewer advertising opportunities. In addition, the economic recession reduced demand for the Company's services resulting in lower sales.

Gross profit was $96,291 for the three months ended November 30, 2008, compared to $134,553 for the three months ended November 30, 2007. This decrease was due to a decrease in net sales.

Selling, general and administrative expenses (SG&A) were $196,547 for the three months ended November 30, 2008, compared to $435,198 for the three months ended November 30, 2007. This decrease was due to reduced advertising. In addition, the Company reduced its managerial and sales overhead in order to increase efficiency.

Interest expense was $93,147 for the three months ended November 30, 2008 as compared to $98,966 for the three months ended November 30, 2007.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007.

Net sales for the nine months ended November 30 2008 were $340,134, compared to $499,064 for the nine months ended November 30, 2007. This decrease was due to increased competition for internet advertising resulting in fewer advertising opportunities. In addition, the economic recession reduced demand for the Company's services resulting in lower sales.

Gross profit was $287,255 for the nine months ended November 30, 2008, compared to $434,838 for the nine months ended November 30, 2007. This decrease was due to a decrease in net sales.

Selling, general and administrative expenses (SG&A) were $792,416 for the nine months ended November 30, 2008, compared to $1,227,873 for the nine months ended November 30, 2007. This decrease was due to reduced advertising. In addition, the Company reduced its managerial and sales overhead in order to increase efficiency.

Interest expense was $282,208 for the nine months ended November 30, 2008 as compared to $387,275 for the nine months ended November 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES.

At November 30, 2008, the Company had $0 cash on hand. The Company continues to suffer recurring losses and has an accumulated deficit of $22,813,204 and a working capital deficiency of approximately $7,209,471 at November 30, 2008.

At November 30, 2008, the Company had a book overdraft of $23,757 compared to a book overdraft of $20,162 as of February 28, 2008 and a book overdraft of $22,267 as of November 30, 2007. This decrease in cash was due to the accumulated losses in previous periods.

During the nine months ended November 30, 2008, $75,000 was advanced to the Company for a period of one-hundred-twenty days at an annualized interest rate of 10% secured by unregistered common stock of the Company. In the event of default, the note holder shall be entitled to receive such number of unregistered shares of the Company based upon a value of $.10 per share for any amount of the note or interest thereon that remains unpaid after the due date.

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

Net cash used in operating activities during the nine months ended November 30, 2008 was $93,887, compared to $577,043 for the nine months ended November 30, 2007. This decrease was due to reduction in overhead costs and advertising costs.

Net cash used in investing activities during the nine months ended November 30, 2008 was $17,707, compared to $34,511 for the nine months ended November 30, 2007.

Net cash provided by financing activities during the nine months ended November 30, 2008 was $111,594 compared to $611,554 for the nine months ended November 30, 2007. The decrease was due to a reduction of proceeds received from issuance of notes payable.

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

CHANGES IN INTERNAL CONTROLS.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the year ended February 29, 2008, the Company and its subsidiary, the Math Channel, received a notice of assessment from the New York State Department of Labor in the amount of approximately $15,000. The DOL claimed there was a predecessor/successor relationship between the Company and The Math Channel, wherein the Company maintained a higher percentage of tax assessed for unemployment tax purposes versus the lower rate of tax that The Math Channel currently is obligated to pay based on certain compensation for each employee. The Company has retained legal counsel to investigate and seek a resolution in this matter. The accompanying financial statements as of November 30, 2008 do not reflect this potential liability pending legal counsel's efforts to resolve this matter as legal counsel continues to pursue a resolution.

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

The Company has settled with its largest creditor to whom it owed approximately $600,000. The creditor has settled for $150,000 with a four year payout schedule. The Company has not conformed to the original schedule but has been making periodic payments as per discussions with the creditor's counsel. The original judgment that the creditor held against the Company was withdrawn. However, the creditor has a stipulated judgment whereby in the event that the Company defaults on its payments the creditor can obtain a judgment for the remaining balance plus a penalty of $150,000. As of November 30, 2008, the creditor had not sent the Company any notice of default which would allow the Company ten days to cure before the creditor could file for a judgment.

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

ITEM 1A. RISK FACTORS

         N/A

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended November 30, 2008, the Company issued the following securities upon reliance on the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"):

During the nine months ended November 30, 2008, the Company granted options to the Chief Executive Officer of the Company for 1,200,000 shares of the Company's common stock at an average price of $.02479. These options were valued with the use of the Black-Scholes valuation model. These options are exercisable upon grant, and accordingly their entire value of $29,750 has been expensed as a general and administrative expense. These options expire ten years from the date of grant.

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


                                     MULTI-MEDIA TUTORIAL SERVICES, INC.

Dated: January 20, 2009              By: /s/ BARRY REICHMAN
                                     -------------------------------------------
                                     Barry Reichman
                                     Chief Executive Officer and Chief Financial
                                     Officer (Principal Executive Officer)
                                     (Principal Financial Officer)
                                     of Multi-Media Tutorial Services, Inc.